Form 10-Q
period 2023-03-31
First Seacoast Bancorp, Inc.
filed 2023-05-12
CIK 1943802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 001-41597

First Seacoast Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	92-0334805
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

633 Central Avenue, Dover, New Hampshire	03820
(Address of Principal Executive Offices)	(Zip Code)

(603)742-4680

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	FSEA	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2023, there were 5,075,138 outstanding shares of the Registrant's common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$16,623	$8,250
Interest bearing time deposits with other banks	249	747
Securities available-for-sale, at fair value	108,065	106,100
Federal Home Loan Bank stock	2,394	3,502
Total loans	406,617	402,505
Less allowance for credit losses on loans	(3,287)	(3,581)
Net loans	403,330	398,924
Land, building and equipment, net	4,147	4,181
Bank-owned life insurance	4,581	4,561
Accrued interest receivable	1,902	1,988
Other assets	7,208	9,171
Total assets	$548,499	$537,424
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$100,859	$92,757
Interest bearing deposits	314,447	289,606
Total deposits	415,306	382,363
Advances from Federal Home Loan Bank	52,667	99,397
Mortgagors’ tax escrow	2,080	938
Deferred compensation liability	1,826	1,830
Other liabilities	2,393	3,559
Total liabilities	474,272	488,087
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 5,190,037 issued and 5,075,138 outstanding at March 31, 2023; and 5,183,439 issued and 5,068,540 outstanding at December 31, 2022(1)	52	62
Additional paid-in capital	52,500	26,768
Retained earnings	36,717	36,248
Accumulated other comprehensive loss	(8,919)	(9,727)
Treasury stock, at cost: 114,899 shares outstanding as of March 31, 2023 and December 31, 2022(1)	(1,377)	(1,377)
Unearned stock compensation	(4,746)	(2,637)
Total stockholders' equity	74,227	49,337
Total liabilities and stockholders' equity	$548,499	$537,424

(1) Adjusted for conversion of First Seacoast Bancorp, Inc.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2023	2022
Interest and dividend income:
Interest and fees on loans	$3,808	$3,441
Interest on debt securities:
Taxable	342	196
Non-taxable	422	264
Total interest on debt securities	764	460
Dividends	64	14
Total interest and dividend income	4,636	3,915
Interest expense:
Interest on deposits	586	128
Interest on borrowings	854	51
Total interest expense	1,440	179
Net interest and dividend income	3,196	3,736
Provision for credit losses	30	60
Net interest and dividend income after provision for credit losses	3,166	3,676
Non-interest income:
Customer service fees	196	217
Gain on sale of loans	—	2
Securities gains, net	—	52
Gain on termination of interest rate swaps	849	—
Income from bank-owned life insurance	20	20
Loan servicing fee income	15	52
Investment services fees	71	89
Other income	10	10
Total non-interest income	1,161	442
Non-interest expense:
Salaries and employee benefits	2,364	2,264
Director compensation	100	68
Occupancy expense	186	204
Equipment expense	109	127
Marketing	89	49
Data processing	391	357
Deposit insurance fees	59	45
Professional fees and assessments	212	223
Debit card fees	49	38
Employee travel and education expenses	43	24
Other expense	221	269
Total non-interest expense	3,823	3,668
Income before income tax expense	504	450
Income tax expense	40	58
Net income	$464	$392

Earnings per share:
Basic (1)	$0.10	$0.08
Diluted (1)	$0.10	$0.08

Weighted Average Shares:
Basic (1)	4,673,732	4,839,812
Diluted (1)	4,673,732	4,851,548

(1) Adjusted for conversion of First Seacoast Bancorp, Inc.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net income	$464	$392
Other comprehensive income (loss), net of income taxes:
Securities available-for-sale:
Unrealized holding gains (losses) on securities available-for-sale arising during the period, net of income taxes of $523 and $(1,929), respectively	1,334	(5,195)
Reclassification adjustment for securities gains, net and net amortization of bond premiums included in net income, net of income taxes of $64 and $50, respectively	175	135
Total unrealized income (loss) on securities available-for-sale	1,509	(5,060)
Derivatives:
Change in interest rate swaps, net of income taxes of $(30) and $115, respectively	(82)	308
Reclassification adjustment for swap unwind gains and net interest expense on swaps included in net income, net of income taxes of $(230) and $3, respectively	(619)	9
Total change in interest rate swaps	(701)	317
Other comprehensive income (loss)	808	(4,743)
Comprehensive income (loss)	$1,272	$(4,351)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Balance December 31, 2021(1)	5,117,885	$62	$26,783	$36,813	$721	$(748)	$(3,163)	$60,468
Net income	—	—	—	392	—	—	—	392
Other comprehensive loss	—	—	—	—	(4,743)	—	—	(4,743)
Treasury stock activity	(19,644)	—	—	—	—	(248)	—	(248)
Amortization of unearned stock compensation	—	—	—	—	—	—	99	99
ESOP shares earned - 2,981 shares	—	—	1	—	—	—	30	31
Balance March 31, 2022(1)	5,098,241	$62	$26,784	$37,205	$(4,022)	$(996)	$(3,034)	$55,999

Balance December 31, 2022(1)	5,068,540	$62	$26,768	$36,248	$(9,727)	$(1,377)	$(2,637)	$49,337
Net income	—	—	—	464	—	—	—	464
Other comprehensive income	—	—	—	—	808	—	—	808
Cumulative adjustment for change in accounting principle (ASU 2016-13)	—	—	—	5				5
Reorganization: Conversion of First Seacoast Bancorp, Inc. (net of costs of $2.4 million)	6,598	(10)	25,732	—	—	—	—	25,722
Purchase of 224,400 shares of common stock by the ESOP	—	—	—	—	—	—	(2,244)	(2,244)
Amortization of unearned stock compensation	—	—	—	—	—	—	97	97
ESOP shares earned - 3,839 shares	—	—	—	—	—	—	38	38
Balance March 31, 2023	5,075,138	$52	$52,500	$36,717	$(8,919)	$(1,377)	$(4,746)	$74,227

(1) Adjusted for conversion of First Seacoast Bancorp, Inc.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$464	$392
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Cummualtive change in accounting principle (ASU 2016-13)	5	—
ESOP expense	38	31
Stock based compensation	97	99
Depreciation and amortization	118	136
Net amortization of bond premium	239	237
Provision for credit losses	30	60
Gain on sale of loans	—	(2)
Securities gains, net	—	(52)
Gain on termination of interest rate swaps	(849)	—
Proceeds from loans sold	—	497
Origination of loans sold	—	(495)
Increase in bank-owned life insurance	(20)	(20)
Increase in deferred costs on loans	(35)	(164)
Deferred tax expense	18	27
Decrease (increase) in accrued interest receivable	86	(69)
Decrease (increase) in other assets	618	(608)
Decrease in deferred compensation liability	(4)	(79)
(Decrease) increase in other liabilities	(1,166)	151
Net cash (used) provided by operating activities	(361)	141
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments received on securities available-for-sale	1,038	1,796
Purchase of securities available-for-sale	(1,146)	(16,045)
Purchase of property and equipment	(75)	(51)
Loan purchases	(304)	(1,630)
Loan originations and principal collections, net	(4,068)	(1,388)
Net loan recoveries (charge offs)	1	(8)
Net redemption (purchase) of Federal Home Loan Bank stock	1,108	(722)
Proceeds from sales of interest bearing time deposits with other banks	498	—
Proceeds from unwind of interest rate swaps	849	—
Net cash used by investing activities	(2,099)	(18,048)
Cash flows from financing activities:
Net increase (decrease) in NOW, demand deposits, money market and savings accounts	28,198	(2,887)
Net increase (decrease) in time deposits	4,745	(1,587)
Increase in mortgagors’ escrow accounts	1,142	1,246
Proceeds from sale of common stock, net	25,622	—
Common stock purchased by ESOP	(2,244)	—
Return of capital from conversion of First Seacoast Bancorp, Inc.	100	—
Treasury stock purchases	—	(248)
Net (payments) proceeds from short-term FHLB advances	(41,730)	22,500
Payments on long-term FHLB advances	(5,000)	(2,262)
Net cash provided by financing activities	10,833	16,762
Net change in cash and cash equivalents	8,373	(1,145)
Cash and cash equivalents at beginning of period	8,250	6,638
Cash and cash equivalents at end of period	$16,623	$5,493

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$1,459	$174
Cash paid for income taxes	1	—
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	2,096	(6,939)
Deferred taxes	(587)	1,879
Other comprehensive income (loss)	1,509	(5,060)
Effect of change in fair value of interest rate swaps:
Interest rate swaps	(961)	435
Deferred taxes	260	(118)
Other comprehensive (loss) income	(701)	317
Effect of the adoption of ASU 2016-13:
Allowance for credit losses on loans	(295)	NA
Other liabilities	290	NA
Effect of the adoption of ASU 2016-02:
Other assets	—	65
Other liabilities	—	65

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of First Seacoast Bancorp, Inc. (the “Company”), its wholly-owned subsidiary, First Seacoast Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, FSB Service Corporation, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim consolidated financial information, general practices within the banking industry and with instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all the information or footnotes required by U.S. GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of these consolidated financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2023.

Corporate Structure

On January 19, 2023, the conversion of First Seacoast Bancorp, MHC from mutual to stock form and the related stock offering by First Seacoast Bancorp, Inc., the new holding company for First Seacoast Bank, was completed. As a result, both First Seacoast Bancorp, MHC and First Seacoast Bancorp ceased to exist. First Seacoast Bancorp, Inc.’s common stock began trading on the Nasdaq Capital Market under the trading symbol “FSEA” on January 20, 2023. As a result of the subscription offering, the community offering and the syndicated community offering, First Seacoast Bancorp, Inc. sold a total of 2,805,000 shares of its common stock at a price of $10.00 per share, which includes 224,400 shares sold to First Seacoast Bank’s Employee Stock Ownership Plan. As part of the conversion transaction, each outstanding share of First Seacoast Bancorp (a federal corporation) common stock owned by the public stockholders of First Seacoast Bancorp (a federal corporation) (stockholders other than First Seacoast Bancorp, MHC) as of the closing date was converted into shares of First Seacoast Bancorp, Inc. common stock based on an exchange ratio of 0.8358 shares of First Seacoast Bancorp, Inc. common stock for each share of First Seacoast Bancorp (a federal corporation) common stock.

The Bank offers a full range of banking and wealth management services to its customers. The Bank focuses on four core services that center around customer needs. The core services include residential lending, commercial banking, personal banking and wealth management. The Bank offers a full range of commercial and consumer banking services through its network of five full-service branch locations.

The Bank is engaged principally in the business of attracting deposits from the public and investing those funds in various types of loans, including residential and commercial real estate loans, and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) for the maximum amount permitted by law.

The Company has one reportable segment, “Banking Services.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

Investment management services are offered through FSB Wealth Management. FSB Wealth Management is a division of First Seacoast Bank. The division currently consists of two financial advisors who are located in Dover, New Hampshire. FSB Wealth Management provides access to non-FDIC insured products that include retirement planning, portfolio management, investment and insurance strategies, business retirement plans and college planning to individuals throughout our primary market area. These investments and services are offered through a third-party registered broker-dealer and investment advisor. FSB Wealth Management receives fees from advisory services and commissions on individual investment and insurance products purchased by clients. The assets held for wealth management customers are not assets of the Company and, accordingly, are not reflected in the Company’s consolidated balance sheets.

On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a purchase price of $347,000 (included in other assets at March 31, 2023), of which $172,000 was paid at closing. Each client account has been assigned a value, and as each client transfers to the Bank, 85% of this value will be paid to the seller. By June 30, 2023, or upon mutual agreement that the transition of client accounts is complete, whichever is earlier, the balance of the purchase price will be paid to the seller. As of March 31, 2023 and December 31, 2022, approximately $23.7 million and $23.0 million of purchased client accounts are included in total assets under management, respectively. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period. During the three months ended March 31, 2023 and 2022, $9,000 of amortization expense was recorded in other expense.

Recently Adopted Accounting Standards

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of March 31, 2023, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering; (which will be December 31, 2024 for the Company) (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

In March 2022, the FASB issued ASU 2022-2,“Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.”All other creditors must continue to apply the TDR accounting model until they adopt ASU 2016-13,“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Due to the removal of the TDR accounting model, all loan modifications are accounted for under the general loan modification guidance in Subtopic 310-20. In addition, on a prospective basis, entities are subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Public business entities within the scope of the Topic 326 vintage disclosure requirements also are required to prospectively disclose current-period gross write-off information by vintage (that is, year of origination). This ASU becomes effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” to increase stakeholder awareness of the improvements made to the various amendments to Topic 326 and to clarify certain areas of guidance as companies transition to the new standard. Also during November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” finalizing various effective date deferrals for private companies, not-for-profit organizations and certain smaller reporting companies applying the credit losses (CECL), leases and hedging standards. The effective date for ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” is deferred to years beginning after December 15, 2022. The effective dates for ASU 2016-02, “Leases (Topic 842)” was deferred to fiscal years beginning after December 15, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04,“Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification. In May 2019, the FASB issued ASU 2019-05,“Financial Instruments—Credit Losses, Topic 326.” This ASU addresses certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. On October 16, 2019, the FASB approved a proposal to delay the implementation of this standard for smaller reporting companies to years beginning after December 15, 2022. Early adoption was permitted. See the next paragraph for further discussion regarding the implementation of this standard.

In June 2016, the FASB issued ASU 2016-13,“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU was originally to be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In November 2018, the FASB issued ASU 2018-19,“Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” extending the implementation date by one year for smaller reporting companies and clarifying that operating lease receivables are outside the scope of Accounting. In November, 2019, the FASB issued ASU 2019-10, which delayed the effective date for ASU 2016-13 for smaller reporting companies, resulting in ASU 2016-13 becoming effective in the first quarter of 2023 for the Company. The ASU requires the measurement of all expected credit losses for loans held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, the ASU requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today are still permitted, though the inputs to those techniques have changed to reflect the full amount of expected credit losses. The Company has selected a loss estimation methodology which utilizes a third-party software application. The Company has recorded the effect of implementing this ASU using a modified-retrospective approach through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU was effective, which was January 1, 2023. The adoption of the new standard resulted in a decrease to its allowance for credit losses on loans (“ACL”). This decrease, though, was offset by an increase in the allowance for credit losses on off-balance sheet ("OBS") commitments that are not unconditionally cancelable. The decrease in ACL was due to a reduced emphasis on qualitative factors under the CECL model as the underlying historical loss data of the selected peer group is much more robust with broader time horizons as compared to the Company's actual historical loss data used under an incurred loss methodology. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements (see below and Note 3, Loans, for more information).

January 1, 2023 CECL Transition (Day 1) Impact

The CECL methodology reflects the Company's view of the state of the economy and forecasted macroeconomic conditions and their impact on the Company's loan portfolio as of the adoption date.

The following table illustrates the impact of the adoption of ASU 2016-13:

	January 1, 2023
	As reported under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(Dollars in thousands)
ASSETS
Allowance for credit losses on loans:
Commercial real estate (CRE)	$788	$942	$(154)
Multifamily (MF)	55	54	1
Commercial and industrial (C+I)	273	184	89
Acquisition, development, and land (ADL)	120	138	(18)
1-4 family residential (RES)	1,847	2,048	(201)
Home equity line of credit (HELOC)	88	81	7
Consumer (CON)	114	100	14
Unallocated	1	34	(33)
Allowance for credit losses on loans	$3,286	$3,581	(295)
LIABILITIES
Allowance for credit losses on OBS credit exposures	$308	$18	$290

Recent Accounting Pronouncements Yet To Be Adopted

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-1, “Reference Rate Reform (Topic 848) (Scope),” which clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting applied to derivatives that are affected by the discounting transition. This ASU was to become effective immediately for all entities on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The effective date was extended by the issuance of ASU No. 2022-06, “Reference Rate Reform (Topic 848),” which, as noted above, defers the sunset date of Topic 848 from December 2022 to December 2024. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

2.
Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses for which an allowance for credit losses has not been recorded, are as follows as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$2,184	$—	$(323)	$1,861
U.S. Government agency small business administration pools guaranteed by SBA	9,022	—	(956)	8,066
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,783	16	(620)	6,179
Residential mortgage-backed securities	27,090	11	(4,233)	22,868
Municipal bonds	69,145	341	(5,595)	63,891
Corporate debt	500	—	(4)	496
Corporate subordinated debt	5,545	—	(841)	4,704
	$120,269	$368	$(12,572)	$108,065

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$2,191	$—	$(365)	$1,826
U.S. Government agency small business administration pools guaranteed by SBA	9,475	—	(1,116)	8,359
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,922	8	(708)	6,222
Residential mortgage-backed securities	26,390	—	(4,567)	21,823
Municipal bonds	69,373	172	(7,129)	62,416
Corporate debt	500	—	(3)	497
Corporate subordinated debt	5,550	—	(593)	4,957
	$120,401	$180	$(14,481)	$106,100

The amortized cost and fair values of securities available-for-sale at March 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	500	496
Due after five years through ten years	9,062	7,899
Due after ten years	67,812	62,557
Total U.S. Government-sponsored enterprises obligations, municipal bonds and corporate subordinated debt	77,374	70,952
U.S. Government agency small business pools guaranteed by SBA(1)	9,022	8,066
Collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA(1)	6,783	6,179
Residential mortgage-backed securities(1)	27,090	22,868
Total	$120,269	$108,065

(1) Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2023
U.S. Government sponsored enterprises obligations	1	$455	$(42)	3	$1,406	$(281)	$1,861	$(323)
U.S. Government agency small business administration pools guaranteed by SBA	7	4,828	(432)	4	3,238	(524)	8,066	(956)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	4	2,800	(175)	5	2,399	(445)	5,199	(620)
Residential mortgage backed securities	4	2,550	(159)	28	19,160	(4,074)	21,710	(4,233)
Municipal bonds	34	16,221	(944)	53	35,496	(4,651)	51,717	(5,595)
Corporate debt	1	496	(4)	—	—	—	496	(4)
Corporate subordinated debt	4	4,704	(841)	—	—	—	4,704	(841)
	55	$32,054	$(2,597)	93	$61,699	$(9,975)	$93,753	$(12,572)
December 31, 2022
U.S. Government sponsored enterprises obligations	1	$453	$(43)	3	$1,373	$(322)	$1,826	$(365)
U.S. Government agency small business administration pools guaranteed by SBA	8	5,947	(602)	3	2,412	(514)	8,359	(1,116)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	5	3,212	(209)	4	2,016	(499)	5,228	(708)
Residential mortgage backed securities	8	4,239	(503)	23	16,649	(4,064)	20,888	(4,567)
Municipal bonds	86	49,228	(5,900)	8	5,769	(1,229)	54,997	(7,129)
Corporate debt	1	497	(3)	—	—	—	497	(3)
Corporate subordinated debt	4	4,457	(593)	—	—	—	4,457	(593)
	113	$68,033	$(7,853)	41	$28,219	$(6,628)	$96,252	$(14,481)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2023, the Company had 148 securities available-for-sale in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on securities available-for-sale as of March 31, 2023.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on securities available-for-sale were as follows for the three months ended March 31, 2023 and 2022:

	March 31,
	2023	2022
	(Dollars in thousands)
Proceeds from sales, maturities and principal payments received on securities available-for-sale	$1,038	$1,796
Gross realized gains	—	52
Gross realized losses	—	—
Net realized gains	$—	$52

As of March 31, 2023 and December 31, 2022, there were no holdings of securities of any issuer, other than the SBA, FHLMC, GNMA and FNMA, whose aggregate carrying value exceeded 10% of stockholders’ equity.

3.
Loans and Allowance for Credit Losses on Loans

The Company's lending activities are primarily conducted in and around Dover, New Hampshire and in the areas surrounding its branches. The Company grants commercial real estate loans, multifamily 5+ dwelling unit loans, commercial and industrial loans, acquisition, development and land loans, 1–4 family residential loans, home equity line of credit loans and consumer loans. Most loans are collateralized by real estate. The ability and willingness of real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic area and the general economy.

Loans consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Commercial real estate (CRE)	$78,405	$80,506
Multifamily (MF)	7,868	8,185
Commercial and industrial (C+I)	24,690	24,059
Acquisition, development, and land (ADL)	18,223	18,490
1-4 family residential (RES)	257,258	251,466
Home equity line of credit (HELOC)	10,424	10,161
Consumer (CON)	7,265	7,189
Total loans	404,133	400,056
Net deferred loan costs	2,484	2,449
Allowance for credit losses on loans	(3,287)	(3,581)
Total loans, net	$403,330	$398,924

Allowance for Credit Losses on Loans ("ACL")

Effective January 1, 2023, the Company adopted the new accounting standard for credit losses, ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended ("ASU 2016-13"). This new accounting standard, commonly referred to as "CECL," significantly changed the methodology for accounting for reserves on loans and unfunded off-balance sheet credit exposures, including certain unfunded loan commitments and standby guarantees. ASU 2016-13 replaced the "incurred loss" methodology used to establish an allowance on loans and off-balance sheet credit exposures, with an "expected loss" approach. Under CECL, the ACL at each reporting period serves as a best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date. Upon adoption of CECL, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the balance sheet on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income. The Company has a policy in place to write-off accrued interest when a loan is placed on non-accrual. Accrued interest is written-off by reversing previously recorded interest income. For loans, write-off typically occurs when a loan has been in default for 90 days or more. An immaterial amount of accrued interest on non-accrual loans was written off during the three months ended March 31, 2023, by reversing interest income. Historically, the Company has not experienced uncollectible accrued interest receivable on its securities available-for-sale.

The ACL is the sum of various components including the following: (a) historical loss experience, (b) a reasonable and supportable forecast, (c) loans evaluated individually, and (d) changes in relevant environmental factors. The historical loss component is segmented by loan type and serves as the core of the ACL adequacy methodology. The Company has selected the Weighted Average Remaining Maturity Model (“WARM”), for the loss calculation of each of the Bank’s loan pools utilizing a third-party software application. The WARM uses a quarterly loss rate and future expectations of loan balances to calculate an ACL. A loss rate is applied to pool balances over time.

CECL may create more volatility in the ACL, specifically the ACL on loans and ACL on off-balance sheet credit exposures. Under CECL, the ACL may increase or decrease period to period based on many factors, including, but not limited to: (i) macroeconomic forecasts and conditions; (ii) forecast period and reversion speed; (iii) prepayment speed assumption; (iv) loan portfolio volumes and changes in mix; (v) credit quality; and (vi) various qualitative factors outlined in ASU 2016-13.

The significant key assumptions used with the ACL calculation at March 31, 2023 using the CECL methodology, included:

•Macroeconomic factors (loss drivers): Monitoring and assessing local and national unemployment, changes in national GDP and other macroeconomic factors which may be the most predictive indicator of losses within the loan portfolio. The macroeconomic factors considered in determining the ACL may change from time to time.

•Forecast Period and Reversion speed: ASU 2016-13 requires a company to use a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period management believes to be reasonable and supportable will be set annually and validated through an assessment of economic leading indicators. In periods of greater volatility and uncertainty, such as the current interest rate environment, management will likely use a shorter forecast period, whereas when markets, economies, interest rate environment, political matters, and other factors are considered to be more stable and certain, a longer forecast period may be used. Also, in times of greater uncertainty, management may consider a range of possible forecasts and evaluate the probability of each scenario. Generally, the forecasted period is expected to range from one to three years. Once the reasonable and supportable forecast period is determined, ASU 2016-13 requires a company to revert its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e. "reversion speed"), factors such as, historical credit loss experience over previous economic cycles, as well as where the Company believes it is within the current economic cycle, will be considered. The Company has chosen a forecast period of six quarters which will be similar to the historical loss period between September 2007 and March 2009 and then reverting to the long-term average over the following six quarters using the straight-line reversion method. The Company believes this historical forecast period to be representative of potential economic conditions over the next eighteen months.

•Prepayment speeds: Prepayment speeds are determined for each loan segment utilizing the Company's historical loan data, as well as consideration of current environmental factors. The prepayment speed assumption is utilized with the WARM method to forecast expected cash flows over the contractual life of the loan, adjusted for expected prepayments. A higher prepayment speed assumption will drive a lower ACL, and vice versa.

•Qualitative factors: As within previous accounting guidance used for the "incurred loss" model, ASU 2016-13 requires companies to consider various qualitative factors that may impact expected credit losses. The Company continues to consider qualitative factors in determining and arriving at an ACL at each reporting period such as: (i) actual or expected changes in economic trends and conditions, (ii) changes in the value of underlying collateral for loans, (iii) changes to lending policies, underwriting standards and/or management personnel performing such functions, (iv) delinquency and other credit quality trends, (v) credit risk concentrations, if any, (vi) changes to the nature of the Company's business impacting the loan portfolio, (vii) and other external factors, that may include, but are not limited to, results of internal loan reviews and examinations by bank regulatory agencies.

Certain loans which may not share similar risk characteristics with other loans in the portfolio may be tested individually for estimated credit losses, including (i) loans classified as special mention, substandard or doubtful and are on non-accrual, (ii) a loan modified for a borrower experiencing financial difficulty or (iii) loans that have other unique characteristics. Factors considered in measuring the extent of the expected credit loss for these loans may include payment status, collateral value, borrower's financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

Changes in the ACL for the three months ended March 31, 2023, under the CECL model, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2022, Prior to Adoption of ASC 326	$942	$54	$184	$138	$2,048	$81	$100	$34	$3,581
Impact of adopting ASC 326	(154)	1	89	(18)	(201)	7	14	(33)	(295)
Provision for credit losses on loans	(63)	(6)	8	(24)	57	0	4	24	—
Recoveries	—	—	—	—	—	—	1	—	1
Balance, March 31, 2023	$725	$49	$281	$96	$1,904	$88	$119	$25	$3,287

Changes in the allowance for credit losses on loans for the three months ended March 31, 2022, under the incurred loss model, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2021	$833	$80	$194	$178	$2,139	$63	$75	$28	$3,590
Provision for credit losses on loans	61	(2)	24	(62)	49	(1)	19	(28)	60
Charge-offs	—	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	—	—	—	—	1	—	1
Balance, March 31, 2022	$894	$78	$218	$116	$2,188	$62	$86	$—	$3,642

As of March 31, 2023 and December 31, 2022, information about loans, the ACL and the ALL, by portfolio segment, are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
March 31, 2023 Loan Balances
Individually evaluated to determine expected credit losses	$—	$—	$—	$—	$271	$—	$4	$—	$275
Collectively evaluated to determine expected credit losses	78,405	7,868	24,690	18,223	256,987	10,424	7,261	—	403,858
Total	$78,405	$7,868	$24,690	$18,223	$257,258	$10,424	$7,265	$—	$404,133
ACL related to the loans
Individually evaluated to determine expected credit losses	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated to determine expected credit losses	725	49	281	96	1,904	88	119	25	3,287
Total	$725	$49	$281	$96	$1,904	$88	$119	$25	$3,287
December 31, 2022 Loan Balances
Individually evaluated for impairment	$—	$—	$—	$—	$273	$—	$5	$—	$278
Collectively evaluated for impairment	80,506	8,185	24,059	18,490	251,193	10,161	7,184	—	399,778
Total	$80,506	$8,185	$24,059	$18,490	$251,466	$10,161	$7,189	$—	$400,056
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	942	54	184	138	2,048	81	100	34	3,581
Total	$942	$54	$184	$138	$2,048	$81	$100	$34	$3,581

The following is an aging analysis of past due loans by portfolio segment as of March 31, 2023, including non-accrual loans without an ACL:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$78,405	$78,405	$—
MF	—	—	—	—	7,868	7,868	—
C+I	—	—	—	—	24,690	24,690	—
ADL	—	—	—	—	18,223	18,223	—
RES	—	—	84	84	257,174	257,258	84
HELOC	232	—	—	232	10,192	10,424	—
CON	8	—	4	12	7,253	7,265	4
	$240	$—	$88	$328	$403,805	$404,133	$88

Interest income recognized on non-accrual loans during three months ended March 31, 2023 was $-0-.

The following is an aging analysis of past due loans by portfolio segment as of December 31, 2022:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non- Accrual Loans
CRE	$—	$—	$—	$—	$80,506	$80,506	$—
MF	—	—	—	—	8,185	8,185	—
C+I	—	—	—	—	24,059	24,059	—
ADL	—	—	—	—	18,490	18,490	—
RES	—	84	—	84	251,382	251,466	84
HELOC	5	—	—	5	10,156	10,161	—
CON	7	—	—	7	7,181	7,189	5
	$12	$84	$—	$96	$399,960	$400,056	$89

The Company's one collateral-dependent non-accrual RES loan had an amortized cost basis of $84,000 and was secured by real estate with an appraised value of $422,000. The property was sold in April 2023 and the loan was repaid. There were no loans collateralized by residential real estate property in the process of foreclosure at March 31, 2023 or December 31, 2022.

The following table provides information on impaired loans as of and for the year ended December 31, 2022:

	As of December 31, 2022			At December 31, 2022
(Dollars in thousands)	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	—	—
RES	273	273	—	446	32
HELOC	—	—	—	57	3
CON	5	5	—	2	—
Total	$278	$278	$—	$505	$35

There were no loans modified for borrowers experiencing financial difficulty during the three months ended March 31, 2023. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification, if applicable. The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. Because the effect of most modifications made to borrowers experiencing financial difficulty would already be included in the ACL as a result of the measurement methodologies used to estimate the allowance, a change in the ACL is generally not recorded upon modification.

There were no loans modified and determined to be a troubled debt restructuring during the year ended December 31, 2022. During 2021, one residential mortgage loan was modified and determined to be a TDR under previous accounting guidance as it did not meet the qualifications of Section 4013 of the CARES Act. At March 31, 2023 and December 31, 2022, this loan had a recorded investment of $187,000 and $189,000, respectively. The modification agreement defers delinquent interest and escrow payments to the end of the loan. The loan was returned to performing status during June 2022. The allowance for credit losses on loans includes a specific reserve of $-0- as of March 31, 2023 and December 31, 2022, which was determined through a calculation of the present value of estimated cash flows. There have been no defaults within twelve months of the modification. There are no commitments to extend additional credit to these borrowers.

Credit Quality Information

The Company utilizes a ten-grade internal loan rating system for its commercial real estate, multifamily, commercial and industrial and acquisition, development, and land loans. Residential real estate, home equity line of credit and consumer loans are considered “pass” rated loans until they become delinquent. Once delinquent, loans can be rated an 8, 9 or 10 as applicable.

Loans rated 1 through 6: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 7: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 8: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Bank will sustain some loss if the weakness is not corrected.

Loans rated 9: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 10: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted and should be charged off.

On an annual basis, or more often if needed, the Company formally reviews the ratings on its commercial and industrial, commercial real estate and multifamily loans. On a periodic basis, the Company engages an independent third party to review a significant portion of loans within these segments and to assess the credit risk management practices of its commercial lending department. Management uses the results of these reviews as part of its annual review process, adequacy of the ACL on loans and overall credit risk administration.

On a quarterly basis, the Company formally reviews the ratings on its applicable residential real estate and home equity loans if they have become classified as non-accrual. Criteria used to determine ratings consist of loan-to-value ratios and days delinquent.

Based upon the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of March 31, 2023:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$199	$10,904	$8,396	$2,934	$4,941	$18,671	$29,541	$—	$75,586
Special mention	—	—	—	—	—	—	2,819	—	2,819
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	199	10,904	8,396	2,934	4,941	18,671	32,360	—	78,405
MF:
Risk rating:
Pass	—	155	5,307	1,116	—	1,290	—	—	7,868
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	155	5,307	1,116	—	1,290	—	—	7,868
C+I:
Risk rating:
Pass	2,044	7,843	5,104	3,480	2,527	3,692	—	—	24,690
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	2,044	7,843	5,104	3,480	2,527	3,692	—	—	24,690
ADL:
Risk rating:
Pass	2,303	9,747	4,592	97	1,484	—	—	—	18,223
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	2,303	9,747	4,592	97	1,484	—	—	—	18,223
RES:
Risk rating:
Pass	3,478	37,295	63,364	55,657	20,594	76,786	—	—	257,174
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	84	—	—	84
Total RES	3,478	37,295	63,364	55,657	20,594	76,870	—	—	257,258
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	10,424	—	10,424
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total HELOC	—	—	—	—	—	—	10,424	—	10,424
CON:
Risk rating:
Pass	516	2,699	1,964	1,485	280	317	—	—	7,261
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4	—	—	4
Total CON	516	2,699	1,964	1,485	280	321	—	—	7,265
Total	$8,540	$68,643	$88,727	$64,769	$29,826	$100,844	$42,784	$—	$404,133

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2022:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$77,820	$2,686	$—	$80,506
MF	8,185	—	—	8,185
C+I	24,059	—	—	24,059
ADL	18,490	—	—	18,490
RES	251,382	—	84	251,466
HELOC	10,161	—	—	10,161
CON	7,184	—	5	7,189
Total	$397,281	$2,686	$89	$400,056

Certain directors and executive officers of the Company and entities in which they have significant ownership interests are customers of the Bank. Loans outstanding to these persons and entities at March 31, 2023 and December 31, 2022 were $5.7 million and $4.4 million, respectively.
4.
Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $35.3 million and $36.0 million at March 31, 2023 and December 31, 2022, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 15, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing income, including late and ancillary fees, was $15,000 and $52,000 for the three months ended March 31, 2023 and 2022, respectively. The Company's residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Company’s market areas.

The following summarizes activity in mortgage servicing rights for the three months ended March 31, 2023 and 2022:

(Dollars in thousands)	2023	2022
Balance, December 31,	$357	$322
Additions	—	5
Payoffs	(3)	(16)
Change in fair value due to change in assumptions	(5)	39
Balance, March 31,	$349	$350

5.
Deposits

Deposits consisted of the following at March 31, 2023 and December 31, 2022:

(Dollars in thousands)	March 31, 2023	December 31, 2022
NOW and demand deposits	$206,826	$204,739
Money market deposits	67,163	60,931
Savings deposits	74,834	54,954
Time deposits of greater than $250,000	10,827	7,796
Time deposits of $250,000 or less	55,656	53,943
	$415,306	$382,363

At March 31, 2023, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2023	$40,097
2024	14,730
2025	7,184
2026	3,242
2027	1,119
2028	111
$66,483

There were $18.1 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at March 31, 2023 and December 31, 2022.

6.
Borrowings

Federal Home Loan Bank (“FHLB”)

A summary of borrowings from the FHLB is as follows:

	March 31, 2023
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$50,000	2023	0.44% to 4.85% – fixed
800	2024	0.00% – fixed
520	2025	0.00% – fixed
717	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$52,667

	December 31, 2022
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)

$96,729	2023	0.44% to 4.38% – fixed
800	2024	0.00% – fixed
520	2025	0.00% – fixed
718	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$99,397

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities, in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $92.2 million and $36.5 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

As of March 31, 2023 and December 31, 2022, borrowings include $2.7 million of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran- owned businesses or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

At March 31, 2023 and December 31, 2022, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at March 31, 2023 and December 31, 2022.

7.
Off-Balance Sheet Credit Exposures

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unadvanced funds on loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but generally includes secured interests in mortgages.

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance by a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Notional amounts of financial instruments with off-balance sheet credit risk are approximately as follows as of March 31, 2023 and December 31, 2022:

	2023	2022
Unadvanced portions of loans	$46,525	$44,929
Commitments to originate loans	9,665	16,134
Standby letters of credit	—	302

The Company records an ACL for off-balance sheet credit exposures that are not unconditionally cancelable through a charge to the provision for credit losses on the Company’s consolidated statements of income. At March 31, 2023 and December 31, 2022 the ACL for off-balance sheet credit exposure totaled $338,000 and $18,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The provision for credit losses for off-balance sheet credit exposures for the three months ended March 31, 2023 and 2022 was $30,000 and $-0-, respectively.

8.
Employee Benefits

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended March 31, 2023 and 2022 were $56,000 and $54,000, respectively.

Pension Plan

The Company participated in the Pentegra Defined Benefit Plan for Financial Institutions (The Pentegra DB Plan), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413 (c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The funded status (fair value of plan assets divided by funding target) per the 2022 valuation report as of July 1, 2022 was 96.24%. The fair value of plan assets reflected any contributions received through June 30, 2022.

Total pension plan expense for the three months ended March 31, 2023 and 2022 was $-0- and $50,000, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated statements of income.

The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants. Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. On May 26, 2022, the board of directors approved a resolution authorizing the Company to give notice of its intent to withdraw from the Pentegra DB Plan as of September 30, 2022. On September 30, 2022, the Company proceeded with its notification to withdraw from the Pentegra DB Plan as of September 30, 2022. As a result, a contribution amount that achieved a funded status of 100% - market value of plan assets equal to the final withdrawal liability - was due. The final withdrawal liability amounted to $1.5 million of which $200,000 was paid prior to December 31, 2022 and $1.3 million of pension expense was accrued at December 31, 2022 and subsequently paid in January 2023.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and its former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at March 31, 2023 and December 31, 2022 relating to this supplemental retirement plan was $679,000 and $660,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 3%. The expense of this salary retirement plan was $33,000 and $21,000 for the three months ended March 31, 2023 and 2022, respectively.

Executive Supplemental Retirement Plan

The recorded liability at March 31, 2023 and December 31, 2022 relating to the supplemental retirement plan for the Bank’s former President was $-0- and $47,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at December 31, 2022. The expense of this salary retirement plan was $-0- and $1,000 for the three months ended March 31, 2023 and 2022, respectively.

Endorsement Method Split Dollar Plan

The Company has an endorsement method split dollar plan for a former President. The recorded liability at March 31, 2023 and December 31, 2022 relating to this supplemental executive benefit agreement was $34,000. The expense of this supplemental plan was $-0- for the three months ended March 31, 2023 and 2022.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at March 31, 2023 and December 31, 2022 relating to this plan was $525,000 and $537,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at March 31, 2023 and December 31, 2022. Total supplemental retirement plan expense amounted to $18,000 and $19,000 for the three months ended March 31, 2023 and 2022, respectively.

The Company enacted a “hard freeze” for this supplemental retirement plan as of January 1, 2022. On February 10, 2022, the Bank and the non-employee members of the board of directors of the Bank entered into amendments to the Supplemental Director Retirement Agreements (the “Agreements”) previously entered into by the Bank and the directors. The amendments eliminate the formula for determining the normal annual retirement benefit (previously “70% of Final Base Fee”) and replaces it with a fixed annual benefit of $20,000. The amendments also eliminate the formula for determining the benefit payable on a change in control (previously tied to the normal annual retirement formula with certain imputed increases in the Base Fee) and replacing it with a fixed amount equal to the present value of $200,000. The effect of the amendments is to eliminate the variable and increasing costs associated with the Agreements. Instead, since the normal annual retirement benefit will be a fixed amount, the future costs associated with the Agreements is now more predictable. It is the intention of the Bank that no new directors of the Bank would enter into similar agreements.

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At March 31, 2023 and December 31, 2022, the total deferred directors' fees amounted to $587,000 and $553,000, respectively.

9.
Stock Based Compensation

Employee Stock Ownership Plan

The Company maintains the First Seacoast Bank Employee Stock Ownership Plan (“ESOP”) to provide eligible employees of the Company the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal limits. The number of shares committed to be released per year through 2047 is 15,354.

The ESOP funded its purchase of 383,851 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2047. At March 31, 2023 and December 31, 2022, the remaining principal balance on the ESOP debt was $4.3 million and $2.0 million, respectively.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2023 and 2022 was $38,000 and $31,000, respectively. At March 31, 2023 and December 31, 2022, total unearned compensation for the ESOP was $4.1 million and $1.9 million, respectively.

	March 31, 2023	December 31, 2022(1)
Shares held by the ESOP include the following:
Allocated	39,864	29,898
Committed to be allocated	3,839	9,966
Unallocated	380,012	159,451
Total	423,715	199,315

(1) Adjusted for conversion of First Seacoast Bancorp, Inc.

The fair value of unallocated shares was approximately $3.3 million and $1.8 million at March 31, 2023 and December 31, 2022, respectively.

Equity Incentive Plan

Effective May 27, 2021, the Company adopted the First Seacoast Bancorp 2021 Equity Incentive Plan (the “2021 Plan”). The Company’s stockholders approved the 2021 plan on that date. The 2021 Plan provides for the granting of incentive and non-statutory stock options to purchase shares of common stock and the granting of shares of restricted stock awards and restricted stock units.

The 2021 Plan authorizes the issuance or delivery to participants of up to 348,802 converted shares of common stock (adjusted for the second step conversion transaction). Of this number, the maximum number of shares of common stock that may be issued pursuant to the exercise of stock options is 249,144 shares (adjusted for the second step conversion transaction) and the maximum number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 99,657 shares (adjusted for the second step conversion transaction). The exercise price of stock options may not be less than the fair market value on the date the stock option is granted. Further, stock options may not be granted with a term that is longer than 10 years.

As of March 31, 2023, no stock options have been granted. On November 18, 2021, 98,850 restricted stock awards were granted to directors and certain members of management at $11.95 per share (adjusted for the second step conversion transaction). The total fair value related to the November 18, 2021 grant was $1.2 million. Restricted stock awards time-vest over a three year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting rights when granted and dividend rights when vested. A summary of non-vested restricted shares outstanding as of March 31, 2023 and December 31, 2022 and changes during the periods then ended is presented below:

	March 31, 2023
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of period	64,785	$11.95
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at end of period	64,785	$11.95

	December 31, 2022
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of period	98,850	$11.95
Granted	—	—
Vested	(32,393)	11.95
Forfeited	(1,672)	11.95
Non-vested at end of period	64,785	$11.95

For the three months ended March 31, 2023 and 2022, the expense recognized for this equity incentive plan was $97,000 and $99,000, respectively, which provided a tax benefit of $26,000 and $27,000, respectively. At March 31, 2023 and December 31, 2022, total unrecognized compensation expense for this equity incentive plan was $633,000 and $729,000, respectively, with a 1.6 and 1.9 year weighted average future recognition period, respectively.

10.
Leases

The Company is obligated under various lease agreements for one of its branch offices and certain equipment. These agreements are accounted for as operating leases and their terms expire between 2023 and 2027 and, in some instances, contain options to renew for periods up to four years. The Company has no financing leases.

The Company adopted ASU 2016-02 – Leases (Topic 842)– on January 1, 2022 and began recognizing its operating leases on its consolidated balance sheet by recording a net lease liability, representing the Company’s legal obligation to make these lease payments, and a Right-Of-Use (“ROU”) asset, representing the Company’s legal right to use the leased assets. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any sub-lease agreements.

The following table summarizes information related to the Company’s right-of-use asset and net lease liability:

	March 31, 2023
	Operating Leases	Balance Sheet Location
	(Dollars in thousands)
Right-of-use asset	$191	Other Assets
Net lease liability	191	Other Liabilities

	December 31, 2022
	Operating Leases	Balance Sheet Location
	(Dollars in thousands)
Right-of-use asset	$202	Other Assets
Net lease liability	202	Other Liabilities

The Company determines whether a contract contains a lease based on whether a contract, or a part of a contract, conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The discount rate is either implicit in the lease or, when a rate cannot be readily determined, the Company’s incremental borrowing rate is used. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term.

The components of operating lease cost and other related information are as follows:

	The three months ended March 31, 2023	The three months ended March 31, 2022
	(Dollars in thousands)	(Dollars in thousands)
Operating lease cost	$11	$12
Short-term lease cost	—	—
Variable lease cost (cost excluded from lease payments)	—	—
Sublease income	—	—
Total operating lease cost	11	12
Other Information:
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	11	12
Operating lease - operating cash flows (liability reduction)	$—	$—
Weighted average lease term remaining (in years)	4.16	2.00
Weighted average discount rate	3.11%	2.46%

The total minimum lease payments due in future periods for lease agreements in effect at March 31, 2023 were as follows:

The three months ended March 31, 2023	Future Minimum Lease Payments
(Dollars in thousands)
Remainder of 2023	$39
2024	49
2025	45
2026	43
2027	29
Total minimum lease payments	205
Less: interest	(14)
Total lease liability	$191

The Company's obligation under the operating lease related to one of its branches expires in August 2027 and has future lease payments of $179,000 as of March 31, 2023. Total lease expense was $9,000 and $8,000 for the three months ended March 31, 2023 and 2022, respectively. This lease agreement contains clauses calling for escalation of minimum lease payments contingent on increases in LIBOR, or a similar replacement index, and the consumer price index.

11.
Other Comprehensive Income (Loss)

The Company reports certain items as “other comprehensive income” and reflects total accumulated other comprehensive income (loss) (“AOCI”) in the consolidated financial statements for all periods containing elements of other comprehensive income or loss. The following table presents a reconciliation of the changes in the components of other comprehensive income or loss for the dates indicated, including the amount of income tax expense or benefit allocated to each component of other comprehensive income or loss:

	Three Months Ended March 31,
Reclassification Adjustments	2023	2022	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Gains on sale of securities available-for-sale	$—	$(52)	Securities gains, net
Tax effect	—	14	Income tax expense
	—	(38)	Net income
Net amortization of bond premiums	239	237	Interest on debt securities
Tax effect	(64)	(64)	Income tax expense
	175	173	Net income
Gains on termination of interest rate swaps	(849)	—	Gain on termination of interest rate swaps
Tax effect	230	—	Income tax expense
	(619)	—	Net income
Net interest expense on swaps	—	12	Interest on borrowings
Tax effect	—	(3)	Income tax expense
	—	9	Net income
Total reclassification adjustments	$(444)	$144

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	AOCI(1)
Balance at December 31, 2022	$(10,428)	$701	$(9,727)
Other comprehensive income (loss) before reclassification	1,334	(82)	1,252
Amounts reclassified from AOCI	175	(619)	(444)
Other comprehensive income (loss)	1,509	(701)	808
Balance at March 31, 2023	$(8,919)	$—	$(8,919)

Balance at December 31, 2021	$575	$146	$721
Other comprehensive (loss) income before reclassification	(5,195)	308	(4,887)
Amounts reclassified from AOCI	135	9	144
Other comprehensive (loss) income	(5,060)	317	(4,743)
Balance at March 31, 2022	$(4,485)	$463	$(4,022)

(1)
All amounts are net of tax.

12.
Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of March 31, 2023, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of March 31, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of March 31, 2023 and December 31, 2022 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total Capital (to risk-weighted assets)	$65,983	19.76%	$26,714	8.00%	$33,392	10.00%	$35,062	10.50%
Tier 1 Capital (to risk-weighted assets)	62,313	18.66	20,036	6.00	26,715	8.00	28,385	8.50
Tier 1 Capital (to average assets)	62,313	11.64	21,413	4.00	26,767	5.00	21,413	4.00
Common Equity Tier 1 (to risk-weighted assets)	62,313	18.66	15,027	4.50	21,706	6.50	23,376	7.00

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital (to risk-weighted assets)	$52,475	15.53%	$27,028	8.00%	$33,785	10.00%	$35,474	10.50%
Tier 1 Capital (to risk-weighted assets)	48,821	14.45	20,271	6.00	27,028	8.00	28,717	8.50
Tier 1 Capital (to average assets)	48,821	9.20	21,224	4.00	26,530	5.00	21,224	4.00
Common Equity Tier 1 (to risk-weighted assets)	48,821	14.45	15,203	4.50	21,960	6.50	23,649	7.00

13.
Treasury Stock

Common Stock Repurchases

On September 23, 2020, the board of directors of First Seacoast Bancorp (a federal corporation) authorized the repurchase of up to 114,403 shares of First Seacoast Bancorp's (a federal corporation) outstanding common stock (adjusted for the second step conversion transaction), which equals approximately 2.2% of all shares then outstanding and approximately 5.0% of the then outstanding shares owned by stockholders other than First Seacoast Bancorp, MHC. The Company holds repurchased shares in its treasury. As of December 31, 2022, First Seacoast Bancorp (a federal corporation) had repurchased all 114,403 shares authorized (adjusted for the second step conversion transaction).

Equity Incentive Plan

A certain member of management elected to surrender 496 shares (adjusted for the second step conversion transaction) of a vested restricted stock award on November 18, 2022 in lieu of a cash payment for the tax liabilities associated with the time-vestng of their award. The Company holds these shares in its treasury. As of March 31, 2023 and December 31, 2022, the Company held a total of 114,899 shares in its treasury (adjusted for the second step conversion transaction).

14.
Derivatives and Hedging Activities

Derivatives were recognized as either assets or liabilities on the balance sheet and were measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. The Company utilized interest rate swap agreements as part of its asset liability management strategy. Interest rate swaps involve the exchange of interest payments at specified intervals between two parties without the exchange of any underlying principal. These derivative instruments were designated as cash flow hedges with changes in the fair value of the derivative recorded in other comprehensive income (loss) and recognized in earnings when the hedged transaction affected earnings.

The Company entered into two $5 million notional interest rate swaps that were designated as cash flow hedges on 90-day advances from FHLB. The purpose of these cash flow hedges was to reduce potential interest rate risk by swapping a variable rate borrowing to a fixed rate. Management deemed it prudent to limit the variability of these interest payments by entering into these interest rate swap agreements. These agreements provided for the Company to receive payments at a variable rate determined by a specific index (three-month LIBOR) in exchange for making payments at a fixed rate. Publication of LIBOR is expected to cease in December of 2024. The swap agreements allowed for substitution of an alternative reference rate such as the secured overnight financing rate (“SOFR”) at that time.

On January 17, 2023, the Company terminated both of its interest rate swap derivative instruments at a gain of $849,000. The Company recognized the change in fair value of these hedging instruments, previously accumulated in AOCI, as a gain on termination of interest rate swaps in its consolidated statement of income for the three months ended March 31, 2023 as it was determined that it was probable that the hedged forecasted transaction - the variability in cash flows related to 90-day advances from the FHLB - would not occur by the end of the original maturity dates of the hedging instruments. The use of derivatives for debt hedging as part of the Company's overall interest rate risk management strategy has been infrequent as the Company has utilized other interest rate risk management activities to achieve similar business purposes. Also, $536,000 of cash posted to the counterparty as collateral on these interest rate swaps contracts was returned to the Company. The changes in the fair value of interest rate swaps were reported in other comprehensive income (loss) and were subsequently reclassified into interest expense or income in the period that the hedged transactions affected earnings. The change in fair value for these derivative instruments for the three months ended March 31, 2023 and 2022, was $(112,000) and $435,000, respectively. At December 31, 2022, the fair value of interest rate swap derivatives resulted in an asset of $961,000, and is recorded in other assets.

The following tables summarizes the Company’s derivatives associated with its interest rate risk management activities:

				December 31, 2022
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Assets	Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$431	$—
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	5,000	530	—
Total Hedging Instruments				$10,000	$961	$—
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$10,000

The following tables summarize the effect of cash flow hedge accounting on the consolidated statements of income for the three months ended March 31, 2023 and 2022:

	Location and Amount of Loss Recognized in Consolidated Statements of Income
	2023		2022
(Dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effect of cash flow hedge accounting:
Amount reclassified from AOCI into expense	$—	$—	$(12)	$—

The credit risk associated with these interest rate swaps was the risk of default by the counterparty. To minimize this risk, the Company only enters into interest rate swap agreements with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, therefore, were not a measure of the potential loss exposure. Risk management results for the three months ended March 31, 2023 and 2022, related to the balance sheet hedging of $10.0 million of 90 day FHLB advances, included in borrowings, indicated that the hedge was 100% effective and there was no component of the derivative instruments’ unrealized gain or loss which was excluded from the assessment of hedge effectiveness. As of March 31, 2023 and December 31, 2022, the Company posted $-0- and $535,000, respectively, of cash to the counterparty as collateral on its interest rate swap contracts, which was presented within cash and due from banks on the consolidated balance sheets.

15.
Fair Values of Assets and Liabilities

Determination of Fair Value

The fair value of an asset or liability is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from one level to another. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value of cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the observability and reliability of the assumptions used to determine fair value.

Level 1 - Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Level 3 inputs are unobservable inputs for the asset or liability.

For assets and liabilities, fair value is based upon the lowest level of observable input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at March 31, 2023 and December 31, 2022.

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available-for-Sale: The Company’s investment in U.S. Government-sponsored entities bonds, U.S Government agency small business administration pools guaranteed by the SBA, collateralized mortgage obligations issued by the FHLMC, residential mortgage-backed securities and other municipal bonds is generally classified within Level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Mortgage Servicing Rights: Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (see Note 4, Loan Servicing, for more information). These assumptions are inherently sensitive to change as these unobservable inputs are not based on quoted prices in active markets or otherwise observable.

Derivative Instruments and Hedges: The valuation of these instruments is determined using the discounted cash flow method on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2023
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,861	$—	$1,861	$—
U.S Government agency small business administration pools guaranteed by the SBA	8,066	—	8,066	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,179	—	6,179	—
Residential mortgage-backed-securities	22,868	—	22,868	—
Municipal bonds	63,891	—	63,891	—
Corporate debt	496	—	496	—
Corporate subordinated debt	4,704	—	4,704	—
Other assets:
Mortgage servicing rights	349	—	—	349

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2022
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,826	$—	$1,826	$—
U.S Government agency small business administration pools guaranteed by the SBA	8,359	—	8,359	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,222	—	6,222	—
Residential mortgage-backed-securities	21,823	—	21,823	—
Municipal bonds	62,416	—	62,416	—
Corporate debt	497	—	497	—
Corporate subordinated debt	4,957	—	4,957	—
Other assets:
Mortgage servicing rights	$357	—	—	357
Derivatives	961	—	961	—

For the three months ended March 31, 2023 and 2022, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2023	$357
Included in net income	(8)
Balance as of March 31, 2023	$349
Total unrealized net gains (losses) included in net income related to assets still held as of March 31, 2023	$—

Balance as of January 1, 2022	$322
Included in net income	28
Balance as of March 31, 2022	$350
Total unrealized net gains (losses) included in net income related to assets still held as of March 31, 2022	$—

(1)
Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income in the Company’s consolidated statements of income.

For Level 3 assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2023
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	6.84% - 32.91%	7.78%	$349
		Discount Rate	9.00% - 9.00%	9.00%
		Delinquency Rate	2.22% - 3.02%	2.36%
		Default Rate	0.14% - 0.18%	0.15%

	December 31, 2022
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	6.48% - 23.49%	7.78%	$357
		Discount Rate	9.50% - 9.50%	9.50%
		Delinquency Rate	2.13% - 2.79%	2.24%
		Default Rate	0.14% - 0.20%	0.15%

(1)
Unobservable inputs for mortgage servicing rights were weighted by loan amount.

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights are the weighted-average prepayment rate, weighted-average discount rate, weighted average delinquency rate and weighted-average default rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions of each other.

The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Observable and unobservable inputs are entered into this model as prescribed by an independent third party to arrive at an estimated fair value. See Note 4, Loan Servicing, for a roll forward of our Level 3 item and related inputs and assumptions used to determine fair value at March 31, 2023.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods may include certain individually evaluated loans reported at the fair value of the underlying collateral. Fair value is measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3.

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At March 31, 2023 and December 31, 2022, there were no assets or liabilities measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at March 31, 2023 or December 31, 2022.

ASC Topic 825,“Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At March 31, 2023 and December 31, 2022, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at March 31, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Financial Assets:
Cash and due from banks	$16,623	$16,623	$16,623	$—	$—
Interest-bearing time deposits with other banks	249	249	—	249	—
Federal Home Loan Bank stock	2,394	2,394	—	2,394	—
Bank-owned life insurance	4,581	4,581	—	4,581	—
Loans, net	403,330	360,644	—	—	360,644
Accrued interest receivable	1,902	1,902	1,902	—	—
Financial Liabilities:
Deposits	$415,306	$413,110	$348,821	$64,289	$—
Advances from Federal Home Loan Bank	52,667	52,175	—	52,175	—
Mortgagors’ tax escrow	2,080	2,080	—	2,080	—
Accrued interest payable	77	77	77	—	—
December 31, 2022
Financial Assets:
Cash and due from banks	$8,250	$8,250	$8,250	$—	$—
Interest-bearing time deposits with other banks	747	747	—	747	—
Federal Home Loan Bank stock	3,502	3,502	—	3,502	—
Bank-owned life insurance	4,561	4,561	—	4,561	—
Loans, net	398,924	361,402	—	—	361,402
Accrued interest receivable	1,988	1,988	1,988	—	—
Financial Liabilities:
Deposits	$382,363	$379,714	$320,624	$59,090	$—
Advances from Federal Home Loan Bank	99,397	97,675	—	97,675	—
Mortgagors’ tax escrow	938	938	—	938	—
Accrued interest payable	95	95	95	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at March 31, 2023 and consolidated results of operations for the three months ended March 31, 2023 and 2022. It should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report and with the Company’s audited consolidated financial statements and accompanying notes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 24, 2023 with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the FHLB, in one- to four-family residential real estate loans, commercial real estate and multi-family loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans. In recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, on originating higher yielding commercial real estate and commercial and industrial loans.

We conduct our operations from four full-service banking offices in Strafford County, New Hampshire and one full-service banking office in Rockingham County, New Hampshire. We consider our primary lending market area to be Strafford and Rockingham Counties in New Hampshire and York County in Southern Maine.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the quality of our loan and investment portfolios; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, either nationally or in our market areas, that are worse than expected;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•
our ability to access cost-effective funding;
•
fluctuations in real estate values and both residential and commercial real estate market conditions;
•
demand for loans and deposits in our market area;
•
our ability to implement and change our business strategies;
•
competition among depository and other financial institutions;
•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations or increase the level of defaults, losses and prepayments on loans we have made and make;
•
adverse changes in the securities or secondary mortgage markets;
•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements and insurance premiums;
•
changes in the quality or composition of our loan or investment portfolios;
•
technological changes that may be more difficult or expensive than expected;

•
the inability of third-party providers to perform as expected;
•
our ability to manage market risk, credit risk and operational risk in the current economic environment;
•
our ability to enter new markets successfully and capitalize on growth opportunities;
•
system failures or breaches of our network security;
•
electronic fraudulent activity within the financial services industry;
•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
•
changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•
our ability to retain key employees;
•
our compensation expense associated with equity allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

Our critical accounting policies involve the calculation of the allowance for credit losses ("ACL") and the measurement of the fair value of financial instruments. A detailed description of these critical accounting policies can be found in Note 2 of the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Comparison of Financial Condition at March 31, 2023 (unaudited) and December 31, 2022

Total Assets. Total assets were $548.5 million as of March 31, 2023, an increase of $11.1 million, or 2.1%, compared to total assets of $537.4 million at December 31, 2022. The increase was due primarily to an $8.4 million increase in cash and due from banks, a $4.4 million increase in net loans and a $2.0 million increase in securities available-for-sale offset by a $1.1 million net redemption of Federal Home Loan Bank stock and a $2.0 million decrease in other assets which resulted from a decrease in a deferred tax benefit related to the decrease in our net unrealized losses within the available-for-sale securities portfolio.

Cash and Due From Banks. Cash and due from banks increased $8.4 million, or 101.5%, to $16.6 million at March 31, 2023 from $8.3 million at December 31, 2022. This increase primarily resulted from $25.7 million of net proceeds from the stock offering in connection with the conversion of the former First Seacoast Bancorp, MHC and a $32.9 million increase in total deposits, offset by a $4.4 million increase in net loans and a $46.7 million decrease in borrowings during the three months ended March 31, 2023.

Available-for-Sale Securities. Available-for-sale securities increased by $2.0 million, or 1.9%, to $108.1 million at March 31, 2023 from $106.1 million at December 31, 2022. This increase was primarily due to a $2.1 million decrease in net unrealized losses within the portfolio during the three months ended March 31, 2023. Management believes that the unrealized losses within the portfolio are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore we recorded no allowance for credit losses on available-for-sale debt securities as of March 31, 2023.

Net Loans. Net loans increased $4.4 million, or 1.1%, to $403.3 million at March 31, 2023 from $398.9 million at December 31, 2022. During the three months ended March 31, 2023, we originated $4.1 million of loans, net of principal collections, and purchased $304,000 of consumer loans secured by manufactured housing properties. As of March 31, 2023 and December 31, 2022, the portfolio of purchased loans had outstanding principal balances of $30.6 million and $30.5 million, respectively, and were performing in accordance with their original repayment terms. Net deferred loan costs increased $35,000, or 1.4%, to $2.5 million at March 31, 2023 from $2.4 million at December 31, 2022 due primarily to the increase in deferred costs on consumer loans. SBA fee and interest income recognized during the three months ended March 31, 2023 and 2022 was $-0- and $114,000, respectively, and is included in interest and fees on loans.

One- to four-family residential mortgage loans increased $5.8 million, or 2.3%, to $257.3 million at March 31, 2023 from $251.5 million at December 31, 2022. Commercial real estate mortgage loans decreased $2.1 million, or 2.6%, to $78.4 million at March 31, 2023 from $80.5 million at December 31, 2022. Multi-family loans decreased $317,000, or 3.9%, to $7.9 million at March 31, 2023 from $8.2 million at December 31, 2022. Commercial and industrial loans increased $631,000, or 2.6%, to $24.7 million at March 31, 2023 from $24.1 million at December 31, 2022. Acquisition, development, and land loans decreased $267,000, or 1.4%, to $18.2 million at March 31, 2023 from $18.5 million at December 31, 2022. Home equity loans and lines of credit increased $263,000, or 2.6%, to $10.4 million at March 31, 2023 from $10.2 million at December 31, 2022. Consumer loans increased $76,000, or 1.1%, to $7.3 million at March 31, 2023 from $7.2 million at December 31, 2022.

Our strategy to grow the balance sheet continues to be through originations and, to a lesser extent, purchases of one- to four-family residential mortgage loans and consumer loans secured by manufactured housing properties, while also diversifying into higher yielding commercial real estate mortgage loans and commercial and industrial loans to improve net margins and manage interest rate risk. We also continue to sell selected, conforming 15-year and 30-year residential fixed rate mortgage loans to the secondary market on a servicing retained basis as market conditions allow, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

Our ACL on loans decreased $294,000 to $3.3 million at March 31, 2023 from $3.6 million at December 31, 2022. due primarily to the adoption of ASU 2016-13 and its new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost, including loans, to be presented at the net amount expected to be collected, through an ACL that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires the measurement of all expected credit losses for loans held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, the ASU requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied at prior reporting dates are still permitted, though the inputs to those techniques have changed to reflect the full amount of expected credit losses. The Bank has selected the Weighted Average Remaining Maturity Model (“WARM” or "CECL model"), for the loss calculation of each of the Bank’s loan pools utilizing a third-party software application. The WARM uses a quarterly loss rate and future expectations of loan balances to calculate an ACL. A loss rate is applied to pool balances over time.

The effect of implementing this ASU was recorded as a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which was January 1, 2023. The adoption of the new standard resulted in a $295,000 decrease to its ACL which was offset by a $290,000 increase in the allowance for off-balance sheet commitments that are not unconditionally cancelable. The decrease in ACL was due to a reduced emphasis on qualitative factors under the CECL model as the underlying historical loss data of the selected peer group is more robust with broader time horizons as compared to our actual historical loss data used under the incurred loss methodology. Under the CECL model, subsequent changes in the ACL are recorded through a charge to the provision for credit losses in the statement of income as the amounts expected to be collected change.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses. As of March 31, 2023 and December 31, 2022, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was an estimated value not exceeding $118.1 million, or 28.4% of total deposits, and $82.0 million, or 21.4% of total deposits, respectively.

Deposits increased $32.9 million, or 8.6%, to $415.3 million at March 31, 2023 from $382.4 million at December 31, 2022 primarily as a result of a $40.7 million increase in commercial deposits offset by a $7.8 million decrease in retail deposits. Core deposits (defined as deposits other than time deposits) increased $28.2 million, or 8.8%, to $348.8 million at March 31, 2023 from $320.6 million at December 31, 2022. As of March 31, 2023, savings deposits increased $19.9 million, money market deposits increased $6.2 million, NOW and demand deposit accounts increased $2.1 million and time deposits increased $4.7 million. There were $18.1 of brokered deposits included in time deposits at March 31, 2023 and December 31, 2022.

Borrowings. Total borrowings decreased $46.7 million, or 47.0%, to $52.7 million at March 31, 2023 from $99.4 million at December 31, 2022 due primarily to the receipt of $25.7 million of net proceeds from the stock offering in connection with the conversion of the former First Seacoast Bancorp, MHC and a $32.9 million increase in total deposits offset by borrowings required in support of the Company’s loan growth initiatives.

Total Stockholders’ Equity. Total stockholders’ equity increased $24.9 million, or 50.4%, to $74.2 million at March 31, 2023 from $49.3 million at December 31, 2022. This increase was due primarily to $25.7 million of net proceeds received from the conversion of First Seacoast Bancorp, Inc., an other comprehensive income of $808,000 related to net changes in unrealized holding losses in the available-for-sale securities portfolio and changes in the fair value of interest rate swap derivatives, as a result of changes in market interest rates during the three months ended March 31, 2023, net income of $464,000 for the three months ended March 31, 2023 and the recognition of $135,000 of previously unearned compensation, partially offset by the purchase of $2.2. million of common stock by the ESOP.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Management determines that a loan is non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be non-performing, the measurement of the loan in the ACL is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for non-performance based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis.

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Interest received on non-accrual loans generally is applied against principal or applied to interest on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for at least six consecutive months and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Non-performing loans were $88,000 and $89,000 at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, non-performing loans consisted primarily of a residential mortgage loan to a deceased borrower which had an outstanding balance of $84,000. The property was sold in April 2023 and the outstanding loan balance was paid in full. At March 31, 2023 and December 31, 2022, we had no foreclosed assets.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and March 31, 2022

Net Income. Net income was $464,000 for the three months ended March 31, 2023, compared to net income of $392,000 for the three months ended March 31, 2022, an increase of $72,000, or 18.4%. The increase was due primarily to an increase in total non-interest income of $719,000 (inclusive of an $849,000 gain on termination of interest rate swaps) and a decrease in income tax expense of $18,000, offset by a decrease in net interest and dividend income after provision for credit losses of $510,000, an increase in non-interest expenses of $155,000 during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Interest and Dividend Income. Total interest and dividend income increased $721,000, or 18.4%, to $4.6 million for the three months ended March 31, 2023 compared to $3.9 million for the three months ended March 31, 2022. This increase was due to a $354,000 increase in interest and dividend income on investments and a $367,000 increase in interest and fees on loans. Interest and fees on loans for the three months ended March 31, 2023 and 2022 included $-0- and $114,000 of SBA fee and interest income earned on PPP loans, respectively.

Average interest-earning assets increased $36.9 million, to $519.2 million for the three months ended March 31, 2023 from $482.3 million for the three months ended March 31, 2022. The weighted average annualized yield on interest earning-assets increased to 3.57% for the three months ended March 31, 2023 from 3.25% for the three months ended March 31, 2022 primarily due to an increase in market interest rates. The weighted average annualized yield for the loan portfolio increased to 3.79% for the three months ended March 31, 2023 from 3.65% for the three months ended March 31, 2022 due primarily to an increase in market interest rates. The weighted average annualized yield for all other interest-earning assets increased to 2.82% for the three months ended March 31, 2023 from 1.80% for the three months ended March 23, 2022 due primarily to an increase in market interests rates.

Interest Expense. Total interest expense increased $1.3 million, or 704.5%, to $1.4 million for the three months ended March 31, 2023 from $179,000 for the three months ended March 31, 2022. Interest expense on deposits increased $458,000, or 357.8%, to $586,000 for the three months ended March 31, 2023 from $128,000 for the three months ended March 31, 2022. The average balance of interest-bearing deposits decreased $2.8 million, or 1.0%, to $290.7 million for the three months ended March 31, 2023 from $293.5 million for the three months ended March 31, 2022 primarily as a result of a decrease in the average balance of money market deposits offset by an increase in the average balances of time deposits. The weighted average annualized rate of interest-bearing deposits increased to 0.79% for the three months ended March 31, 2023 from 0.17% for the three months ended March 31, 2022 primarily as a result of an increase in market interest rates.

Interest expense on borrowings increased $803,000 to $854,000 for the three months ended March 31, 2023 from $51,000 for the three months ended March 31, 2022 primarily due to an increase in the average balance of borrowings and an increase in market interest rates. The average balance of borrowings increased $48.0 million, or 119.2%, to $88.3 million for the three months ended March 31, 2023 from $40.3 million for the three months ended March 31, 2022. The weighted average annualized rate of borrowings increased to 3.87% for the three months ended March 31, 2022 from 0.51% for the three months ended March 31, 2022 due to an increase in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income decreased $540,000, or 14.5%,to $3.2 million for the three months ended March 31, 2023 from $3.7 million for the three months ended March 31, 2022. This decrease was due to an increase of $45.3 million, or 13.5%, in the average balance of interest-bearing liabilities, consisting primarily of an increase in the average balance of borrowings, during the three months ended March 31, 2023 offset by a $36.9 million, or 7.7%, increase in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans and non-taxable debt securities. Annualized net interest margin decreased to 2.46% for the three months ended March 31, 2023 from 3.10% for the three months ended March 31, 2022 due primarily to an increase in the average rate of borrowings and interest-bearing deposits offset by an increase in the average yield on interest-earning assets.

Provision for Credit Losses. Based on management’s analysis of the ACL, a $30,000 provision for credit losses expense was recorded for the three months ended March 31, 2023, compared to a $60,000 provision for loan losses expense for the three months ended March 31, 2022. The provision for credit losses expense for the three months ended March 31, 2023 consisted of $-0- for the provision for credit losses on loans and available-for-sale securities and $30,000 for the provision for credit losses for off-balance sheet credit exposures.

Non-Interest Income. Non-interest income increased $719,000, or 162.7%, to $1.2 million for the three months ended March 31, 2023 compared to $442,000 for the three months ended March 31, 2022. The increase in non-interest income during the three months ended March 31, 2023 was due primarily to an $849,000 gain on termination of interest rate swaps offset by a $52,000 decrease in securities gains, net, a $21,000 decrease in customer service fees, an $18,000 decrease in investment services fees and a $37,000 decrease in loan servicing fee income.

Non-Interest Expense. Non-interest expense increased $155,000, or 4.2%, to $3.8 million for the three months ended March 31, 2023 from $3.7 million for the three months ended March 31, 2022. The increase was primarily due to a $100,000, or 4.4%, increase in salaries and employee benefits, a $40,000, or 81.6%, increase in marketing, a $34,000, or 9.5%, increase in data processing and a $32,000, or 47.1%, increase in director compensation. The increase in salaries and employee benefits during the three months ended March 31, 2023, was due to normal salary increases.

Income Taxes. Income tax expense decreased $18,000, or 31.0%, to $40,000 for the three months ended March 31, 2023 from $58,000 for the three months ended March 31, 2022. The effective tax rate was 7.9% and 12.9% for the three months ended March 31, 2023 and 2022, respectively. The decrease in income tax expense and the effective tax rate for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was due primarily to an increase in the amount of non-taxable income as a percentage of income before income tax expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of net deferred fee income, discounts and premiums that are amortized or accreted to interest income or interest expense. Average loan balances exclude loans held for sale, if applicable. The following table includes no out-of-period items or adjustments.

	For the Three Months Ended March 31,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$401,866	$3,808	3.79%	$376,690	$3,441	3.65%
Taxable debt securities	49,625	282	2.27%	49,042	187	1.53%
Non-taxable debt securities	57,333	422	2.94%	46,944	264	2.25%
Interest-bearing deposits with other banks	7,152	60	3.36%	7,503	9	0.48%
Federal Home Loan Bank stock	3,237	64	7.91%	2,118	14	2.64%
Total interest-earning assets	519,213	4,636	3.57%	482,297	3,915	3.25%
Non-interest-earning assets	16,888			12,877
Total assets	$536,101			$495,174
Interest-bearing liabilities:
NOW and demand deposits	$106,817	$55	0.21%	$108,302	$24	0.09%
Money market deposits	60,648	176	1.16%	70,223	19	0.11%
Savings deposits	57,957	62	0.43%	57,780	6	0.04%
Time deposits	65,295	280	1.72%	57,243	79	0.55%
Total interest-bearing deposits	290,717	573	0.79%	293,548	128	0.17%
Borrowings	88,297	854	3.87%	40,274	51	0.51%
Other	1,586	13	3.28%	1,484	—	—
Total interest-bearing liabilities	380,600	1,440	1.51%	335,306	179	0.21%
Non-interest-bearing deposits	83,084			96,800
Other non-interest-bearing liabilities	3,312			3,785
Total liabilities	466,996			435,891
Total stockholders' equity	69,105			59,283
Total liabilities and stockholders' equity	$536,101			$495,174
Net interest income		$3,196			$3,736
Net interest rate spread (1)			2.06%			3.03%
Net interest-earning assets (2)	$138,613			$146,991
Net interest margin (3)			2.46%			3.10%
Average interest-earning assets to interest-bearing liabilities	136.42%			143.84%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee (expense) income included in loan interest totaled $(109,000) and $14,000 for the three months ended March 31, 2023 and 2022, respectively.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$235	$132	$367
Taxable debt securities	2	93	95
Non-taxable debt securities	66	92	158
Interest-bearing deposits with other banks	—	51	51
Federal Home Loan Bank stock	10	40	50
Total interest-earning assets	313	408	721
Interest-bearing liabilities:
NOW and demand deposits	(1)	32	31
Money market deposits	(3)	160	157
Savings deposits	—	56	56
Time deposits	13	188	201
Total interest-bearing deposits	9	436	445
Borrowings	122	681	803
Other	—	13	13
Total interest-bearing liabilities	131	1,130	1,261
Change in net interest income	$182	$(722)	$(540)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. As of March 31, 2023 and December 31, 2022, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was an estimated value not exceeding $118.1 million, or 28.4% of total deposits, and $82.0 million, or 21.4% of total deposits, respectively. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the FHLB as supplemental sources of funds. At March 31, 2023 and December 31, 2022, we had $52.7 million and $99.4 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $92.2 million and $36.5 million, respectively. Additionally, at March 31, 2023 and December 31, 2022, we had an overnight line of credit with the FHLB for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At March 31, 2023 and December 31, 2022, there were no outstanding balances under any of these additional credit facilities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. Our most liquid assets are cash and cash equivalents and available-for-sale investment securities. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash (used) provided by operating activities was $(361,000) and $141,000 for the three months ended March 31, 2023 and 2022, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchases, and the purchase of securities available-for-sale, offset by proceeds from the unwinding of interest rate swaps, principal collections on loans, proceeds from the sale, maturity and principal payments on securities available-for-sale, was $2.1 million and $18.0 million for the three months ended March 31, 2023 and 2022, respectively. Net cash provided by financing activities, consisting primarily of proceeds from the sale of common stock, activity in deposit accounts and FHLB advances, was $10.8 million and $16.8 million for the three months ended March 31, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of March 31, 2023. Our current strategy is to increase core deposits and utilize FHLB advances, as well as brokered deposits, to fund loan growth.

First Seacoast Bancorp, Inc. is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At March 31, 2023, the Company (on an unconsolidated basis) had liquid assets of $20.0 million.

At March 31, 2023, First Seacoast Bank exceeded all its regulatory capital requirements. See Note 12 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General. Most of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, the board of directors established a management-level Asset/Liability Management Committee (the “ALCO”), which takes responsibility for overseeing the asset/liability management process and related procedures. The ALCO meets on at least a quarterly basis and reviews asset/liability strategies, liquidity positions, alternative funding sources, interest rate risk measurement reports, capital levels and economic trends at both national and local levels. Our interest rate risk position is also monitored quarterly by the board of directors.

We manage our interest rate risk in an effort to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates; promoting core deposit products; selling a portion of fixed-rate one- to four-family residential real estate loans; maintaining investments as available-for-sale; diversifying our loan portfolio; utilizing interest rate swaps; and strengthening our capital position. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology, while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100, 200, 300 and 400 basis points from current market rates.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of March 31, 2023 and December 31, 2022:

As of March 31, 2023:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$64,947	$(34,002)	(34.4)%	15.2%	$(424)
300 bp	73,084	(25,865)	(26.1)	16.4	(305)
200 bp	81,547	(17,402)	(17.6)	17.5	(193)
100 bp	90,836	(8,113)	(8.2)	18.6	(80)
0	98,949	—	—	19.4	—
(100) bp	105,171	6,222	6.3	19.8	38
(200) bp	109,169	10,220	10.3	19.8	35
(300) bp	109,717	10,768	10.9	19.2	(25)
(400) bp	100,020	1,071	1.1	17.1	(231)

As of December 31, 2022:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$64,978	$(31,915)	(32.9)%	15.3%	$(401)
300 bp	72,904	(23,989)	(24.8)	16.4	(284)
200 bp	80,715	(16,178)	(16.7)	17.5	(180)
100 bp	89,144	(7,749)	(8.0)	18.5	(78)
0	96,893	—	—	19.3	—
(100) bp	102,856	5,963	6.2	19.6	37
(200) bp	106,776	9,883	10.2	19.6	35
(300) bp	107,095	10,202	10.5	19.0	(29)
(400) bp	99,984	3,091	3.2	17.3	(199)

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the way actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

Economic Value of Equity. Like most financial institutions, our profitability depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities adjusted for the value of off-balance sheet contracts, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate sensitive assets and liabilities in response to these movements. Factors such as inflation, and instability in financial markets, among other factors beyond our control, may affect interest rates.

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of March 31, 2023 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 17.6% decrease in economic value of equity which was within Board approved limits. At the same date, our analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Company would experience a 10.3% increase in the economic value of equity which was also within Board approved limits.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of March 31, 2023, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Controls over Financial Reporting. During the quarter ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At March 31, 2023, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable, as First Seacoast Bancorp, Inc. is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2020, the board of directors of First Seacoast Bancorp (a federal corporation), predecessor to the Company, authorized the repurchase of up to 114,403 shares of common stock (adjusted for the second step conversion transaction) of First Seacoast Bancorp (a federal corporation). As of December 31, 2022, First Seacoast Bancorp (a federal corporation) had repurchased 114,403 shares of its common stock (adjusted for the second step conversion transaction). During the quarter ended March 31, 2023, First Seacoast Bancorp, Inc. did not repurchase any shares of its common stock. The repurchase program of First Seacoast Bancorp (a federal corporation) was terminated effective January 19, 2023, in connection with the consummation of the conversion of First Seacoast Bancorp, MHC from mutual to stock form.

There were no sales of unregistered securities during the quarter ended March 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP, INC.

Date: May 12, 2023	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: May 12, 2023	/s/ Richard M. Donovan
Richard M. Donovan
Senior Vice President and Chief Financial Officer