Form 10-Q
period 2023-06-30
First Seacoast Bancorp, Inc.
filed 2023-08-11
CIK 1943802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, there were 5,077,616 outstanding shares of the Registrant's common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$6,643	$8,250
Interest bearing time deposits with other banks	-	747
Securities available-for-sale, at fair value	109,896	106,100
Federal Home Loan Bank stock	3,615	3,502
Total loans	417,059	402,505
Less allowance for credit losses on loans	(3,319)	(3,581)
Net loans	413,740	398,924
Land, building and equipment, net	4,202	4,181
Bank-owned life insurance	4,602	4,561
Accrued interest receivable	2,001	1,988
Other assets	8,008	9,171
Total assets	$552,707	$537,424
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$69,016	$92,757
Interest bearing deposits	319,925	289,606
Total deposits	388,941	382,363
Advances from Federal Home Loan Bank	85,597	99,397
Mortgagors’ tax escrow	864	938
Deferred compensation liability	1,970	1,830
Other liabilities	2,499	3,559
Total liabilities	479,871	488,087
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 5,192,515 issued and 5,077,616 outstanding at June 30, 2023; and 5,183,439 issued and 5,068,540 outstanding at December 31, 2022(1)	52	62
Additional paid-in capital	52,534	26,768
Retained earnings	36,177	36,248
Accumulated other comprehensive loss	(9,922)	(9,727)
Treasury stock, at cost: 114,899 shares outstanding as of June 30, 2023 and December 31, 2022(1)	(1,377)	(1,377)
Unearned stock compensation	(4,628)	(2,637)
Total stockholders' equity	72,836	49,337
Total liabilities and stockholders' equity	$552,707	$537,424

(1) Adjusted for conversion of First Seacoast Bancorp, Inc.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$4,126	$3,443	$7,934	$6,884
Interest on debt securities:
Taxable	360	261	702	457
Non-taxable	440	294	862	558
Total interest on debt securities	800	555	1,564	1,015
Dividends	67	9	131	23
Total interest and dividend income	4,993	4,007	9,629	7,922
Interest expense:
Interest on deposits	1,200	121	1,786	249
Interest on borrowings	811	91	1,665	142
Total interest expense	2,011	212	3,451	391
Net interest and dividend income	2,982	3,795	6,178	7,531
Provision for credit losses	20	—	50	60
Net interest and dividend income after provision for credit losses	2,962	3,795	6,128	7,471
Non-interest income:
Customer service fees	209	245	405	462
Gain on sale of loans	—	—	—	2
Securities gains, net	—	—	—	52
Gain on termination of interest rate swaps	—	—	849	—
Income from bank-owned life insurance	20	20	40	40
Loan servicing fee income	23	37	38	89
Investment services fees	84	87	155	176
Other income	10	9	20	19
Total non-interest income	346	398	1,507	840
Non-interest expense:
Salaries and employee benefits	2,478	2,413	4,842	4,677
Director compensation	88	69	188	137
Occupancy expense	193	171	379	375
Equipment expense	118	127	227	254
Marketing	115	100	204	149
Data processing	397	367	788	724
Deposit insurance fees	73	29	132	74
Professional fees and assessments	318	292	530	515
Debit card fees	50	48	99	86
Employee travel and education expenses	51	42	94	66
Other expense	247	289	468	558
Total non-interest expense	4,128	3,947	7,951	7,615
(Loss) income before income tax (benefit) expense	(820)	246	(316)	696
Income tax (benefit) expense	(280)	66	(240)	124
Net (loss) income	$(540)	$180	$(76)	$572

(Loss) earnings per share:
Basic (1)	$(0.12)	$0.04	$(0.02)	$0.12
Diluted (1)	$(0.12)	$0.04	$(0.02)	$0.12
Weighted average shares:
Basic (1)	4,634,386	4,807,561	4,653,950	4,823,597
Diluted (1), (2)	4,634,386	4,828,292	4,653,950	4,839,886

(1) Adjusted for conversion of First Seacoast Bancorp, Inc.

(2) Not adjusted for potentially dilutive shares for periods where a net loss was recognized. Excludes 32,393 stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net (loss) income	$(540)	$180	$(76)	$572
Other comprehensive loss, net of income taxes:
Securities available-for-sale:
Unrealized holding (losses) gains on securities available-for-sale arising during the period, net of income taxes of $(438), $(1,606), $85 and $(3,535), respectively	(1,186)	(4,323)	148	(9,518)
Reclassification adjustment for securities gains, net and net amortization of bond premiums included in net income, net of income taxes of $68, $67, $132 and $118, respectively	183	182	358	317
Total unrealized (loss) income on securities available-for-sale	(1,003)	(4,141)	506	(9,201)
Derivatives:
Change in interest rate swaps, net of income taxes of $-0-, $30, $(30) and $146, respectively	—	84	(82)	392
Reclassification adjustment for net interest expense on swaps included in net income, net of income taxes of $-0-, $(2), $(230) and $2, respectively	—	(4)	(619)	5
Total change in interest rate swaps	—	80	(701)	397
Other comprehensive loss	(1,003)	(4,061)	(195)	(8,804)
Comprehensive loss	$(1,543)	$(3,881)	$(271)	$(8,232)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Balance March 31, 2023	5,075,138	$52	$52,500	$36,717	$(8,919)	$(1,377)	$(4,746)	$74,227
Net loss	—	—	—	(540)	—	—	—	(540)
Other comprehensive loss	—	—	—	—	(1,003)	—	—	(1,003)
Issuance of stock compensation	2,478	—	20	—	—	—	(20)	—
Amortization of unearned stock compensation	—	—	—	—	—	—	99	99
Stock-based compensation expense	—	—	21	—	—	—	—	21
ESOP shares earned - 3,839 shares	—	—	(7)	—	—	—	39	32
Balance June 30, 2023	5,077,616	$52	$52,534	$36,177	$(9,922)	$(1,377)	$(4,628)	$72,836

Balance December 31, 2022(1)	5,068,540	$62	$26,768	$36,248	$(9,727)	$(1,377)	$(2,637)	$49,337
Net loss	—	—	—	(76)	—	—	—	(76)
Other comprehensive loss	—	—	—	—	(195)	—	—	(195)
Cumulative adjustment for change in accounting principle (ASU 2016-13)	—	—	—	5	—	—	—	5
Reorganization: Conversion of First Seacoast Bancorp, Inc. (net of costs of $2.4 million)	6,598	(10)	25,732	—	—	—	—	25,722
Purchase of 224,400 shares of common stock by the ESOP	—	—	—	—	—	—	(2,244)	(2,244)
Issuance of stock compensation	2,478	—	20	—	—	—	(20)	—
Amortization of unearned stock compensation	—	—	—	—	—	—	195	195
Stock-based compensation expense	—	—	21	—	—	—	—	21
ESOP shares earned - 7,678 shares	—	—	(7)	—	—	—	78	71
Balance June 30, 2023	5,077,616	$52	$52,534	$36,177	$(9,922)	$(1,377)	$(4,628)	$72,836

Balance March 31, 2022(1)	5,098,241	$62	$26,784	$37,205	$(4,022)	$(996)	$(3,034)	$55,999
Net income	—	—	—	180	—		—	180
Other comprehensive loss	—	—	—	—	(4,061)		—	(4,061)
Treasury stock activity	(29,205)	—	—	—	—	(375)	—	(375)
Amortization of unearned stock compensation	—	—	—	—	—	—	98	98
ESOP shares earned - 2,492 shares	—	—	1	—	—		30	31
Balance June 30, 2022(1)	5,069,036	$62	$26,785	$37,385	$(8,083)	$(1,371)	$(2,906)	$51,872

Balance December 31, 2021(1)	5,117,885	$62	$26,783	$36,813	$721	$(748)	$(3,163)	$60,468
Net income	—	—	—	572	—	—	—	572
Other comprehensive loss	—	—	—	—	(8,804)	—	—	(8,804)
Treasury stock activity	(48,849)	—	—	—	—	(623)	—	(623)
Amortization of unearned stock compensation	—	—	—	—	—	—	197	197
ESOP shares earned - 4,983 shares	—	—	2	—	—	—	60	62
Balance June 30, 2022(1)	5,069,036	$62	$26,785	$37,385	$(8,083)	$(1,371)	$(2,906)	$51,872

(1) Adjusted for conversion of First Seacoast Bancorp, Inc.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net (loss) income	$(76)	$572
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Cumulative change in accounting principle (ASU 2016-13)	5	—
ESOP expense	71	62
Stock based compensation	216	197
Depreciation and amortization	242	271
Net amortization of bond premium	490	487
Provision for credit losses	50	60
Gain on sale of loans	—	(2)
Securities gains, net	—	(52)
Gain on termination of interest rate swaps	(849)	—
Proceeds from loans sold	—	497
Origination of loans sold	—	(495)
Increase in bank-owned life insurance	(40)	(41)
Increase in deferred costs on loans	(98)	(511)
Deferred tax (benefit) expense	(269)	130
Increase in accrued interest receivable	(13)	(147)
Decrease (increase) in other assets	777	(164)
Increase (decrease) in deferred compensation liability	140	(79)
(Decrease) increase in other liabilities	(1,370)	2,137
Net cash (used) provided by operating activities	(724)	2,922
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments received on securities available-for-sale	2,211	2,542
Purchase of securities available-for-sale	(5,774)	(27,617)
Purchase of property and equipment	(249)	(89)
Loan purchases	(802)	(2,816)
Loan originations and principal collections, net	(13,932)	(5,633)
Net loan charge offs	(2)	(6)
Net purchase of Federal Home Loan Bank stock	(113)	(996)
Proceeds from sales of interest bearing time deposits with other banks	747	249
Proceeds from termination of interest rate swaps	849	—
Net cash used by investing activities	(17,065)	(34,366)
Cash flows from financing activities:
Net decrease in NOW, demand deposits, money market and savings accounts	(4,729)	(1,865)
Net increase (decrease) in time deposits	11,307	(3,510)
(Decrease) increase in mortgagors’ escrow accounts	(74)	73
Proceeds from sale of common stock, net	25,622	—
Common stock purchased by ESOP	(2,244)	—
Return of capital from conversion of First Seacoast Bancorp, Inc.	100	—
Treasury stock purchases	—	(623)
Net proceeds from short-term FHLB advances	1,200	37,050
Payments on long-term FHLB advances	(15,000)	(2,262)
Net cash provided by financing activities	16,182	28,863
Net change in cash and cash equivalents	(1,607)	(2,581)
Cash and cash equivalents at beginning of period	8,250	6,638
Cash and cash equivalents at end of period	$6,643	$4,057

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$3,319	$379
Cash paid for income taxes	21	38
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	723	(12,618)
Deferred taxes	(217)	3,417
Other comprehensive income (loss)	506	(9,201)
Effect of change in fair value of interest rate swaps:
Interest rate swaps	(961)	544
Deferred taxes	260	(147)
Other comprehensive (loss) income	(701)	397
Cumulative fair value hedging adjustment - loans	278	—
Effect of the adoption of ASU 2016-13:
Allowance for credit losses on loans	(295)	NA
Other liabilities	290	NA
Effect of the adoption of ASU 2016-02:
Other assets	—	224
Other liabilities	—	224
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

On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a final adjusted purchase price of $324,000 (included in other assets at June 30, 2023), of which $172,000 was paid at closing. Each client account was assigned a value, and as each client transferred to the Bank, 85% of this value was paid to the seller. As of June 30, 2023, the transition of client accounts has been completed and the balance of the purchase price was paid to the seller. As of June 30, 2023 and December 31, 2022, approximately $22.5 million and $23.0 million of purchased client accounts are included in total assets under management, respectively. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period. During the three months ended June 30, 2023 and 2022, $5,000 and $9,000 of amortization expense was recorded in other expense, respectively. During the six months ended June 30, 2023 and 2022, $14,000 and $18,000 of amortization expense was recorded in other expense, respectively.

Recently Adopted Accounting Standards

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of June 30, 2023, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering (which will be December 31, 2024 for the Company); (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

In March 2022, the FASB issued ASU 2022-2,“Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.” All other creditors must continue to apply the TDR accounting model until they adopt ASU 2016-13,“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Due to the removal of the TDR accounting model, all loan modifications are accounted for under the general loan modification guidance in Subtopic 310-20. In addition, on a prospective basis, entities are subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Public business entities within the scope of the Topic 326 vintage disclosure requirements also are required to prospectively disclose current-period gross write-off information by vintage (that is, year of origination). This ASU becomes effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13,“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of (loss) income as the amounts expected to be collected change. The ASU was originally to be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In November 2018, the FASB issued ASU 2018-19,“Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” extending the implementation date by one year for smaller reporting companies and clarifying that operating lease receivables are outside the scope of Accounting. In November, 2019, the FASB issued ASU 2019-10, which delayed the effective date for ASU 2016-13 for smaller reporting companies, resulting in ASU 2016-13 becoming effective in the first quarter of 2023 for the Company. The ASU requires the measurement of all expected credit losses for loans held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, the ASU requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today are still permitted, though the inputs to those techniques have changed to reflect the full amount of expected credit losses. The Company has selected a loss estimation methodology which utilizes a third-party software application. The Company has recorded the effect of implementing this ASU using a modified-retrospective approach through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU was effective, which was January 1, 2023. The adoption of the new standard resulted in a decrease to its allowance for credit losses on loans (“ACL”). This decrease, though, was offset by an increase in the allowance for credit losses on off-balance sheet ("OBS") commitments that are not unconditionally cancelable. The decrease in ACL was due to a reduced emphasis on qualitative factors under the CECL model as the underlying historical loss data of the selected peer group is much more robust with broader time horizons as compared to the Company's actual historical loss data used under an incurred loss methodology. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements (see below and Note 3, Loans, for more information).

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

2.
Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses for which an allowance for credit losses has not been recorded, are as follows as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$2,178	$—	$(338)	$1,840
U.S. Government agency small business administration pools guaranteed by SBA	8,965	—	(1,177)	7,788
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,594	—	(730)	5,864
Residential mortgage-backed securities	26,144	—	(4,472)	21,672
Municipal bonds	70,870	229	(5,958)	65,141
Corporate debt	500	—	(15)	485
Corporate subordinated debt	8,223	—	(1,117)	7,106
	$123,474	$229	$(13,807)	$109,896

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$2,191	$—	$(365)	$1,826
U.S. Government agency small business administration pools guaranteed by SBA	9,475	—	(1,116)	8,359
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,922	8	(708)	6,222
Residential mortgage-backed securities	26,390	—	(4,567)	21,823
Municipal bonds	69,373	172	(7,129)	62,416
Corporate debt	500	—	(3)	497
Corporate subordinated debt	5,550	—	(593)	4,957
	$120,401	$180	$(14,481)	$106,100

The amortized cost and fair values of securities available-for-sale at June 30, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	2,234	2,211
Due after five years through ten years	9,998	8,539
Due after ten years	69,539	63,822
Total U.S. Government-sponsored enterprises obligations, municipal bonds, corporate debt and corporate subordinated debt	81,771	74,572
U.S. Government agency small business pools guaranteed by SBA(1)	8,965	7,788
Collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA(1)	6,594	5,864
Residential mortgage-backed securities(1)	26,144	21,672
Total	$123,474	$109,896

(1) Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2023
U.S. Government sponsored enterprises obligations	—	$—	$—	4	$1,840	$(338)	$1,840	$(338)
U.S. Government agency small business administration pools guaranteed by SBA	4	2,667	(213)	7	5,121	(964)	7,788	(1,177)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	5	3,584	(240)	5	2,280	(490)	5,864	(730)
Residential mortgage backed securities	3	2,530	(100)	30	19,142	(4,372)	21,672	(4,472)
Municipal bonds	13	7,370	(164)	80	47,197	(5,794)	54,567	(5,958)
Corporate debt	1	485	(15)	—	—	—	485	(15)
Corporate subordinated debt	4	4,015	(167)	3	3,091	(950)	7,106	(1,117)
	30	$20,651	$(899)	129	$78,671	$(12,908)	$99,322	$(13,807)
December 31, 2022
U.S. Government sponsored enterprises obligations	1	$453	$(43)	3	$1,373	$(322)	$1,826	$(365)
U.S. Government agency small business administration pools guaranteed by SBA	8	5,947	(602)	3	2,412	(514)	8,359	(1,116)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	5	3,212	(209)	4	2,016	(499)	5,228	(708)
Residential mortgage backed securities	8	4,239	(503)	23	16,649	(4,064)	20,888	(4,567)
Municipal bonds	86	49,228	(5,900)	8	5,769	(1,229)	54,997	(7,129)
Corporate debt	1	497	(3)	—	—	—	497	(3)
Corporate subordinated debt	4	4,457	(593)	—	—	—	4,457	(593)
	113	$68,033	$(7,853)	41	$28,219	$(6,628)	$96,252	$(14,481)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2023, the Company had 159 securities available-for-sale in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on securities available-for-sale as of June 30, 2023.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on securities available-for-sale were as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Proceeds from sales, maturities and principal payments received on securities available-for-sale	$1,173	$746	$2,211	$2,542
Gross realized gains	—	—	—	52
Gross realized losses	—	—	—	—
Net realized gains	$—	$—	$—	$52

As of June 30, 2023 and December 31, 2022, there were no holdings of securities of any issuer, other than the SBA, FHLMC, GNMA and FNMA, whose aggregate carrying value exceeded 10% of stockholders’ equity.
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

Loans consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Commercial real estate (CRE)	$88,051	$80,506
Multifamily (MF)	7,787	8,185
Commercial and industrial (C+I)	24,168	24,059
Acquisition, development, and land (ADL)	14,999	18,490
1-4 family residential (RES)	259,562	251,466
Home equity line of credit (HELOC)	12,121	10,161
Consumer (CON)	7,824	7,189
Total loans	414,512	400,056
Net deferred loan costs	2,547	2,449
Allowance for credit losses on loans	(3,319)	(3,581)
Total loans, net	$413,740	$398,924

Allowance for Credit Losses on Loans ("ACL")

Effective January 1, 2023, the Company adopted the new accounting standard for credit losses, ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended ("ASU 2016-13"). This new accounting standard, commonly referred to as "CECL," significantly changed the methodology for accounting for reserves on loans and unfunded off-balance sheet credit exposures, including certain unfunded loan commitments and standby guarantees. ASU 2016-13 replaced the "incurred loss" methodology used to establish an allowance on loans and off-balance sheet credit exposures, with an "expected loss" approach. Under CECL, the ACL at each reporting period serves as a best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date. Upon adoption of CECL, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the balance sheet on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income. The Company has a policy in place to write-off accrued interest when a loan is placed on non-accrual. Accrued interest is written-off by reversing previously recorded interest income. For loans, write-off typically occurs when a loan has been in default for 90 days or more. An immaterial amount of accrued interest on non-accrual loans was written off during the three and six months ended June 30, 2023, by reversing interest income. Historically, the Company has not experienced uncollectible accrued interest receivable on its securities available-for-sale.

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

The significant key assumptions used with the ACL calculation at June 30, 2023 using the CECL methodology, included:

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

Changes in the ACL for the three and six months ended June 30, 2023, under the CECL model, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, March 31, 2023	$725	$49	$281	$96	$1,904	$88	$119	$25	$3,287
Provision for credit losses on loans	81	—	(4)	(26)	6	(3)	(7)	(12)	35
Charge-offs	—	—	—	—	—	—	(4)	—	(4)
Recoveries	—	—	—	—	—	—	1	—	1
Balance, June 30, 2023	$806	$49	$277	$70	$1,910	$85	$109	$13	$3,319
Balance, December 31, 2022, Prior to Adoption of ASC 326	$942	$54	$184	$138	$2,048	$81	$100	$34	$3,581
Impact of adopting ASC 326	(154)	1	89	(18)	(201)	7	14	(33)	(295)
Provision for credit losses on loans	18	(6)	4	(50)	63	(3)	(3)	12	35
Charge-offs	—	—	—	—	—	—	(4)	—	(4)
Recoveries	—	—	—	—	—	—	2	—	2
Balance, June 30, 2023	$806	$49	$277	$70	$1,910	$85	$109	$13	$3,319

Changes in the allowance for credit losses on loans for the three and six months ended June 30, 2022, under the incurred loss model, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, March 31, 2022	$894	$78	$218	$116	$2,188	$62	$86	$—	$3,642
Provision for loan losses	125	(21)	(11)	(6)	(163)	25	24	27	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	1	—	—	—	1	—	2
Balance, June 30, 2022	$1,019	$57	$208	$110	$2,025	$87	$111	$27	$3,644
Balance, December 31, 2021	$833	$80	$194	$178	$2,139	$63	$75	$28	$3,590
Provision for loan losses	186	(23)	13	(68)	(114)	24	43	(1)	60
Charge-offs	—	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	1	—	—	—	2	—	3
Balance, June 30, 2022	$1,019	$57	$208	$110	$2,025	$87	$111	$27	$3,644

As of June 30, 2023 and December 31, 2022, information about loans, the ACL and the ALL, by portfolio segment, are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
June 30, 2023 Loan Balances
Individually evaluated to determine expected credit losses	$—	$—	$—	$—	$185	$—	$3	$—	$188
Collectively evaluated to determine expected credit losses	88,051	7,787	24,168	14,999	259,377	12,121	7,821	—	414,324
Total	$88,051	$7,787	$24,168	$14,999	$259,562	$12,121	$7,824	$—	$414,512
ACL related to the loans
Individually evaluated to determine expected credit losses	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated to determine expected credit losses	806	49	277	70	1,910	85	109	13	3,319
Total	$806	$49	$277	$70	$1,910	$85	$109	$13	$3,319
December 31, 2022 Loan Balances
Individually evaluated for impairment	$—	$—	$—	$—	$273	$—	$5	$—	$278
Collectively evaluated for impairment	80,506	8,185	24,059	18,490	251,193	10,161	7,184	—	399,778
Total	$80,506	$8,185	$24,059	$18,490	$251,466	$10,161	$7,189	$—	$400,056
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	942	54	184	138	2,048	81	100	34	3,581
Total	$942	$54	$184	$138	$2,048	$81	$100	$34	$3,581

The following is an aging analysis of past due loans by portfolio segment as of June 30, 2023, including non-accrual loans without an ACL:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$88,051	$88,051	$—
MF	—	—	—	—	7,787	7,787	—
C+I	—	—	—	—	24,168	24,168	—
ADL	—	—	—	—	14,999	14,999	—
RES	—	—	—	—	259,562	259,562	—
HELOC	—	—	—	—	12,121	12,121	—
CON	—	—	—	—	7,824	7,824	3
	$—	$—	$—	$—	$414,512	$414,512	$3

Interest income recognized on non-accrual loans during three and six months ended June 30, 2023 was $-0-.

The following is an aging analysis of past due loans by portfolio segment as of December 31, 2022:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non- Accrual Loans
CRE	$—	$—	$—	$—	$80,506	$80,506	$—
MF	—	—	—	—	8,185	8,185	—
C+I	—	—	—	—	24,059	24,059	—
ADL	—	—	—	—	18,490	18,490	—
RES	—	84	—	84	251,382	251,466	84
HELOC	5	—	—	5	10,156	10,161	—
CON	7	—	—	7	7,181	7,189	5
	$12	$84	$—	$96	$399,960	$400,056	$89

The Company's one collateral-dependent non-accrual RES loan had an amortized cost basis of $84,000 and was secured by real estate with an appraised value of $422,000. The property was sold in April 2023 and the loan was repaid. There were no loans collateralized by residential real estate property in the process of foreclosure at June 30, 2023 or December 31, 2022.

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

There were no loans modified for borrowers experiencing financial difficulty during the six months ended June 30, 2023. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification, if applicable. The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. Because the effect of most modifications made to borrowers experiencing financial difficulty would already be included in the ACL as a result of the measurement methodologies used to estimate the allowance, a change in the ACL is generally not recorded upon modification. There were no loans modified and determined to be a troubled debt restructuring during the year ended December 31, 2022.

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

Based upon the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of June 30, 2023:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$9,216	$10,387	$8,254	$2,878	$4,909	$17,284	$32,177	$—	$85,105
Special mention	—	—	—	—	—	—	2,946	—	2,946
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	9,216	10,387	8,254	2,878	4,909	17,284	35,123	—	88,051
MF:
Risk rating:
Pass	—	152	5,243	1,104	—	1,288	—	—	7,787
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	152	5,243	1,104	—	1,288	—	—	7,787
C+I:
Risk rating:
Pass	2,580	7,271	4,621	3,137	1,734	2,592	2,233	—	24,168
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	2,580	7,271	4,621	3,137	1,734	2,592	2,233	—	24,168
ADL:
Risk rating:
Pass	3,943	7,144	2,336	—	1,576	—	—	—	14,999
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	3,943	7,144	2,336	—	1,576	—	—	—	14,999
RES:
Risk rating:
Pass	5,802	40,201	64,447	53,797	20,329	74,986	—	—	259,562
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total RES	5,802	40,201	64,447	53,797	20,329	74,986	—	—	259,562
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	12,121	—	12,121
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total HELOC	—	—	—	—	—	—	12,121	—	12,121
CON:
Risk rating:
Pass	1,322	2,646	1,901	1,456	251	245	—	—	7,821
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3	—	—	3
Total CON	1,322	2,646	1,901	1,456	251	248	—	—	7,824
Total	$22,863	$67,801	$86,802	$62,372	$28,799	$96,398	$49,477	$—	$414,512

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2022:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$77,820	$2,686	$—	$80,506
MF	8,185	—	—	8,185
C+I	24,059	—	—	24,059
ADL	18,490	—	—	18,490
RES	251,382	—	84	251,466
HELOC	10,161	—	—	10,161
CON	7,184	—	5	7,189
Total	$397,281	$2,686	$89	$400,056

Certain directors and executive officers of the Company and entities in which they have significant ownership interests are customers of the Bank. Loans outstanding to these persons and entities at June 30, 2023 and December 31, 2022 were $5.5 million and $4.4 million, respectively.
4.
Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $34.8 million and $36.0 million at June 30, 2023 and December 31, 2022, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 15, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee income in the Company’s consolidated statements of (loss) income.

The Company’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing income, including late and ancillary fees, was $23,000 and $37,000 for the three months ended June 30, 2023 and 2022, respectively, and $38,000 and $89,000 for the six months ended June 30, 2023 and 2022, respectively. The Company's residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Company’s market areas.

The following summarizes activity in mortgage servicing rights for the three and six months ended June 30, 2023 and 2022:

(Dollars in thousands)	2023	2022
Balance, March 31,	$349	$350
Additions	—	—
Payoffs	—	(2)
Change in fair value due to change in assumptions	1	16
Balance, June 30,	350	364

Balance, January 1,	357	322
Additions	—	5
Payoffs	(3)	(18)
Change in fair value due to change in assumptions	(4)	55
Balance, June 30,	$350	$364

5.
Deposits

Deposits consisted of the following at June 30, 2023 and December 31, 2022:

(Dollars in thousands)	June 30, 2023	December 31, 2022
NOW and demand deposits	$172,722	$204,739
Money market deposits	74,355	60,931
Savings deposits	68,818	54,954
Time deposits of $250,000 and greater	14,361	7,796
Time deposits less than $250,000	58,685	53,943
	$388,941	$382,363

At June 30, 2023, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2023	$39,815
2024	21,407
2025	7,316
2026	3,222
2027	1,157
2028	129
$73,046

There were $13.6 million and $18.1 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at June 30, 2023 and December 31, 2022, respectively (see Note 16, Subsequent Events).

6.
Borrowings

Federal Home Loan Bank (“FHLB”)

A summary of borrowings from the FHLB is as follows:

	June 30, 2023
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$82,929	2023	5.22% to 5.33% – fixed
800	2024	0.00% – fixed
520	2025	0.00% – fixed
718	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$85,597

	December 31, 2022
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$96,729	2023	0.44% to 4.38% – fixed
800	2024	0.00% – fixed
520	2025	0.00% – fixed
718	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$99,397

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans, in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $60.0 million and $36.5 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program. As of June 30, 2023 and December 31, 2022, borrowings include $2.7 million of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran- owned businesses or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

At June 30, 2023 and December 31, 2022, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at June 30, 2023 and December 31, 2022.

Federal Reserve Bank of Boston (“FRB”)

During June 2023, the Bank established two secured credit facilities with the FRB – Bank Term Funding Program (“BTFP”) and Borrower-In-Custody of Collateral Program (“BIC”). At June 30, 2023, the Bank’s borrowing capacity is $33.4 million under the BTFP and is based upon eligible collateral, principally government-sponsored enterprise obligations, mortgage-backed securities and collateralized mortgage obligations issued by various U.S. Government agencies, owned as of March 12, 2023. The interest rate for term advances under the BTFP will be the one-year overnight index swap rate plus 10 basis points and fixed for the term of the advance – up to one year - on the day the advance is made. At June 30, 2023, the Bank’s borrowing capacity is $61.1 million under the BIC and is based upon eligible collateral - principally general obligation municipal bonds. The entire balance of these credit facilities was available at June 30, 2023 (see Note 16, Subsequent Events).

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

Notional amounts of financial instruments with off-balance sheet credit risk are as follows as of June 30, 2023 and December 31, 2022:

	2023	2022
Unadvanced portions of loans	$47,392	$44,929
Commitments to originate loans	20,026	16,134
Standby letters of credit	—	302

The Company records an ACL for off-balance sheet credit exposures that are not unconditionally cancelable through a charge to the provision for credit losses on the Company’s consolidated statements of (loss) income. At June 30, 2023 and December 31, 2022 the ACL for off-balance sheet credit exposures totaled $323,000 and $18,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The (release) provision for credit losses for off-balance sheet credit exposures for the three months ended June 30, 2023 and 2022 was $(15,000) and $-0-, respectively. The provision for credit losses for off-balance sheet credit exposures for the six months ended June 30, 2023 and 2022 was $15,000 and $-0-, respectively.

8.
Employee Benefits

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended June 30, 2023 and 2022 were $48,000 and $44,000, respectively and $104,000 and $99,000 for the six months ended June 30, 2023 and 2022, respectively.

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

The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants. Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. On May 26, 2022, the board of directors approved a resolution authorizing the Company to give notice of its intent to withdraw from the Pentegra DB Plan as of September 30, 2022. On September 30, 2022, the Company proceeded with its notification to withdraw from the Pentegra DB Plan as of September 30, 2022. As a result, a contribution amount that achieved a funded status of 100% - market value of plan assets equal to the final withdrawal liability - was due. The final withdrawal liability amounted to $1.5 million of which $200,000 was paid prior to December 31, 2022 and $1.3 million of pension expense was accrued at December 31, 2022 and subsequently paid in January 2023. A final settlement credit of $14,000 was received in June 2023.

Total pension plan (credit) expense for the three months ended June 30, 2023 and 2022 was $(14,000) and $50,000, respectively, and $(14,000) and $100,000 for the six months ended June 30, 2023 and 2022, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated statements of (loss) income.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and its former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at June 30, 2023 and December 31, 2022 relating to this supplemental retirement plan was $698,000 and $660,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 3%. The expense of this salary retirement plan was $33,000 and $20,000 for the three months ended June 30, 2023 and 2022, respectively, and $66,000 and $41,000 for each of the six months ended June 30, 2023 and 2022, respectively.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2023 and December 31, 2022 relating to this plan was $544,000 and $537,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at June 30, 2023 and December 31, 2022. Total supplemental retirement plan expense amounted to $19,000 and $13,000 for the three months ended June 30, 2023 and 2022, respectively, and $38,000 and $32,000 for the six months ended June 30, 2023 and 2022, respectively.

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

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At June 30, 2023 and December 31, 2022, the total deferred directors' fees amounted to $694,000 and $553,000, respectively.

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

The ESOP funded its purchase of 383,851 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2047. At June 30, 2023 and December 31, 2022, the remaining principal balance on the ESOP debt was $4.3 million and $2.0 million, respectively.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2023 and 2022 was $32,000 and $31,000, respectively, and $71,000 and $62,000 for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, total unearned compensation for the ESOP was $4.1 million and $1.9 million, respectively.

	June 30, 2023	December 31, 2022(1)
Shares held by the ESOP include the following:
Allocated	39,864	29,898
Committed to be allocated	7,678	9,966
Unallocated	376,173	159,451
Total	423,715	199,315

(1) Adjusted for conversion of First Seacoast Bancorp, Inc.

The fair value of unallocated shares was approximately $3.0 million and $1.8 million at June 30, 2023 and December 31, 2022, respectively.

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

On May 25, 2023, 249,144 incentive and non-statutory stock options to purchase shares of common stock were granted to directors for their services on the board of directors and certain members of management. As of December 31, 2022, no stock options had been granted. The Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated grant date fair value of each option is expensed as employee benefits expense ratably over the vesting period. The expense recognized for this equity incentive plan was $21,000 and $-0-, for the three and six months ended June 30, 2023 and 2022, respectively, which provided a tax benefit of $6,000 and $-0-, for the three and six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, total unrecognized compensation expense for this equity incentive plan was $727,000 with a 2.9 year weighted average future recognition period.

A summary of stock options outstanding as of June 30, 2023 and changes during the period then ended is presented below:

	June 30, 2023
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Balance at beginning of period	—	$—	—	$—
Granted	249,144	8.06	9.9	748
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance at end of period	249,144	$8.06	9.9	$748

Date of grant	5/25/2023
Options granted	249,144
Exercise price	$8.06
Vesting period(1)	3 years
Expiration date	5/25/2033
Expected volatility	27.8%
Expected term	6.5 years
Expected dividend yield	0%
Expected forfeiture rate	0%
Risk free interest rate	3.9%
Fair value per option	$3.00
(1) Vesting is ratably and the period begins on the date of the grant.

On June 1, 2023, 2,478 restricted stock awards were granted to a certain member of management at $7.99 per share. The total fair value related to the June 1, 2023 grant was $20,000. These restricted stock awards time-vest 50% as of November 18, 2023 and 50% as of November 18, 2024 and have been fair valued as of the date of grant. On November 18, 2021, 98,850 restricted stock awards were granted to directors and certain members of management at $11.95 per share (adjusted for the second step conversion transaction). The total fair value related to the November 18, 2021 grant was $1.2 million. These restricted stock awards time-vest over a three year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting rights when granted and dividend rights when vested. A summary of non-vested restricted shares outstanding as of June 30, 2023 and December 31, 2022 and changes during the periods then ended is presented below:

	June 30, 2023
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of period	64,785	$11.95
Granted	2,478	7.99
Vested	—	—
Forfeited	—	—
Non-vested at end of period	67,263	$11.80

	December 31, 2022
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of period	98,850	$11.95
Granted	—	—
Vested	(32,393)	11.95
Forfeited	(1,672)	11.95
Non-vested at end of period	64,785	$11.95

The expense recognized for this equity incentive plan was $99,000 and $98,000, for the three months ended June 30, 2023 and 2022, respectively, and $195,000 and $197,000, for the six months ended June 30, 2023 and 2022, respectively, which provided a tax benefit of $26,000 and $27,000, for the three months ended June 30, 2023 and 2022, respectively, and $51,000 and $53,000 for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, total unrecognized compensation expense for this equity incentive plan was $534,000 and $729,000, respectively, with a 1.4 and 1.9 year weighted average future recognition period, respectively.

10.
Leases

The Company is obligated under various lease agreements for one of its branch offices and certain equipment. These agreements are accounted for as operating leases and their terms expire between 2024 and 2027 and, in some instances, contain options to renew for periods of up to four years. The Company has no financing leases.

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

The following table summarizes information related to the Company’s right-of-use asset and net lease liability:

	June 30, 2023
	Operating Leases	Balance Sheet Location
	(Dollars in thousands)
Right-of-use asset	$179	Other Assets
Net lease liability	179	Other Liabilities

	December 31, 2022
	Operating Leases	Balance Sheet Location
	(Dollars in thousands)
Right-of-use asset	$202	Other Assets
Net lease liability	202	Other Liabilities

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

The components of operating lease cost and other related information are as follows:

	The three months ended June 30,
(Dollars in thousands)	2023	2022
Operating lease cost	$12	$19
Short-term lease cost	—	—
Variable lease cost (cost excluded from lease payments)	—	—
Sublease income	—	—
Total operating lease cost	12	19
Other Information:
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	12	19
Operating lease - operating cash flows (liability reduction)	$—	$—
Weighted average lease term remaining (in years)	3.94	4.80
Weighted average discount rate	3.31%	3.28%
	The six months ended June 30,
(Dollars in thousands)	2023	2022
Operating lease cost	$23	$31
Short-term lease cost	—	—
Variable lease cost (cost excluded from lease payments)	—	—
Sublease income	—	—
Total operating lease cost	23	31
Other Information:
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	23	31
Operating lease - operating cash flows (liability reduction)	$—	$—
Weighted average lease term remaining (in years)	3.94	4.80
Weighted average discount rate	3.31%	3.28%

The total minimum lease payments due in future periods for lease agreements in effect at June 30, 2023 were as follows:

As of June 30, 2023	Future Minimum Lease Payments
(Dollars in thousands)
Remainder of 2023	$26
2024	49
2025	45
2026	43
2027	29
Total minimum lease payments	192
Less: interest	(13)
Total lease liability	$179

The Company's obligation under the operating lease related to one of its branches expires in August 2027 and has future lease payments of $170,000 as of June 30, 2023. Total lease expense was $9,000 and $8,000 for the three months ended June 30, 2023 and 2022, respectively, and $18,000 and $16,000 for the six months ended June 30, 2023 and 2022, respectively. This lease agreement contains clauses calling for escalation of minimum lease payments contingent on increases in LIBOR, or a similar replacement index, and the consumer price index.

11.
Other Comprehensive Loss

The Company reports certain items as “other comprehensive income or loss” and reflects total accumulated other comprehensive loss (“AOCI”) in the consolidated financial statements for all periods containing elements of other comprehensive income or loss. The following table presents a reconciliation of the changes in the components of other comprehensive income or loss for the dates indicated, including the amount of income tax expense or benefit allocated to each component of other comprehensive income or loss:

	Three Months Ended June 30,
Reclassification Adjustments	2023	2022	Affected Line Item in Consolidated Statements of (Loss) Income
	(Dollars in thousands)
Gains on sale of securities available-for-sale	$—	$—	Securities gains, net
Tax effect	—	—	Income tax (benefit) expense
	—	—	Net (loss) income
Net amortization of bond premiums	251	249	Interest on debt securities
Tax effect	(68)	(67)	Income tax (benefit) expense
	183	182	Net (loss) income
Net interest expense on swaps	—	(6)	Interest on borrowings
Tax effect	—	2	Income tax (benefit) expense
	—	(4)	Net (loss) income
Total reclassification adjustments	$183	$178

	Six Months Ended June 30,
Reclassification Adjustments	2023	2022	Affected Line Item in Consolidated Statements of (Loss) Income
	(Dollars in thousands)
Gains on sale of securities available-for-sale	$—	$(52)	Securities gains, net
Tax effect	—	14	Income tax (benefit) expense
	—	(38)	Net (loss) income
Net amortization of bond premiums	490	487	Interest on debt securities
Tax effect	(132)	(132)	Income tax (benefit) expense
	358	355	Net (loss) income
Gains on termination of interest rate swaps	(849)	—	Gain on termination of interest rate swaps
Tax effect	230	—	Income tax (benefit) expense
	(619)	—	Net (loss) income
Net interest expense on swaps	—	7	Interest on borrowings
Tax effect	—	(2)	Income tax (benefit) expense
	—	5	Net (loss) income
Total reclassification adjustments	$(261)	$322

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	AOCI(1)
Balance at March 31, 2023	$(8,919)	$—	$(8,919)
Other comprehensive loss before reclassification	(1,186)	—	(1,186)
Amounts reclassified from AOCI	183	—	183
Other comprehensive loss	(1,003)	—	(1,003)
Balance at June 30, 2023	$(9,922)	$—	$(9,922)

Balance at March 31, 2022	$(4,485)	$463	$(4,022)
Other comprehensive (loss) income before reclassification	(4,323)	84	(4,239)
Amounts reclassified from AOCI	182	(4)	178
Other comprehensive (loss) income	(4,141)	80	(4,061)
Balance at June 30, 2022	$(8,626)	$543	$(8,083)

Balance at December 31, 2022	$(10,428)	$701	$(9,727)
Other comprehensive income (loss) before reclassification	148	(82)	66
Amounts reclassified from AOCI	358	(619)	(261)
Other comprehensive income (loss)	506	(701)	(195)
Balance at June 30, 2023	$(9,922)	$—	$(9,922)

Balance at December 31, 2021	$575	$146	$721
Other comprehensive (loss) income before reclassification	(9,518)	392	(9,126)
Amounts reclassified from AOCI	317	5	322
Other comprehensive (loss) income	(9,201)	397	(8,804)
Balance at June 30, 2022	$(8,626)	$543	$(8,083)
(1)
All amounts are net of tax.

12.
Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of June 30, 2023, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of June 30, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of June 30, 2023 and December 31, 2022 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total Capital (to risk-weighted assets)	$65,881	18.69%	$28,203	8.00%	$35,254	10.00%	$37,016	10.50%
Tier 1 Capital (to risk-weighted assets)	62,191	17.64	21,153	6.00	28,205	8.00	29,967	8.50
Tier 1 Capital (to average assets)	62,191	11.37	21,869	4.00	27,337	5.00	21,869	4.00
Common Equity Tier 1 (to risk-weighted assets)	62,191	17.64	15,865	4.50	22,916	6.50	24,679	7.00

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital (to risk-weighted assets)	$52,475	15.53%	$27,028	8.00%	$33,785	10.00%	$35,474	10.50%
Tier 1 Capital (to risk-weighted assets)	48,821	14.45	20,271	6.00	27,028	8.00	28,717	8.50
Tier 1 Capital (to average assets)	48,821	9.20	21,224	4.00	26,530	5.00	21,224	4.00
Common Equity Tier 1 (to risk-weighted assets)	48,821	14.45	15,203	4.50	21,960	6.50	23,649	7.00

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

Equity Incentive Plan

A certain member of management elected to surrender 496 shares (adjusted for the second step conversion transaction) of a vested restricted stock award on November 18, 2022 in lieu of a cash payment for the tax liabilities associated with the time-vesting of their award. The Company holds these shares in its treasury. As of June 30, 2023 and December 31, 2022, the Company held a total of 114,899 shares in its treasury (adjusted for the second step conversion transaction).

14.
Derivatives and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. These derivative financial instruments are reported at fair value in other assets or other liabilities and are not reported on a net basis.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without exchange of the underlying notional amount.

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

On January 17, 2023, the Company terminated both of its interest rate swap derivative instruments at a gain of $849,000. The Company recognized the change in fair value of these hedging instruments, previously accumulated in AOCI, as a gain on termination of interest rate swaps in its consolidated statement of (loss) income for the six months ended June 30, 2023 as it was determined that it was probable that the hedged forecasted transaction - the variability in cash flows related to 90-day advances from the FHLB - would not occur by the end of the original maturity dates of the hedging instruments. The use of derivatives for debt hedging as part of the Company's overall interest rate risk management strategy has been infrequent as the Company has utilized other interest rate risk management activities to achieve similar business purposes. Also, $536,000 of cash posted to the counterparty as collateral on these interest rate swaps contracts was returned to the Company. The changes in the fair value of interest rate swaps were reported in other comprehensive loss and were subsequently reclassified into interest expense or income in the period that the hedged transactions affected earnings. The change in fair value for these derivative instruments for the three months ended June 30, 2023 and 2022, was $-0- and $108,000, respectively, and $(112,000) and $545,000 for the six months ended June 30, 2023 and 2022, respectively. At December 31, 2022, the fair value of interest rate swap derivatives resulted in an asset of $961,000, and is recorded in other assets.

The following table summarizes the Company's cash flow hedges associated with its interest rate risk management activities:

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

The following tables summarize the effect of cash flow hedge accounting on the consolidated statements of (loss) income for the three and six months ended June 30, 2023 and 2022 :

	Location and Amount of Gain or Loss Recognized in Consolidated Statements of (Loss) Income
	Three Months Ended June 30,
(Dollars in thousands)	2023		2022
	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effect of cash flow hedge accounting:
Amount reclassified from AOCI into expense	$—	$—	$6	$—

	Location and Amount of Gain or Loss Recognized in Consolidated Statements of (Loss) Income
	Six Months Ended June 30,
(Dollars in thousands)	2023		2022
	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effect of cash flow hedge accounting:
Amount reclassified from AOCI into expense	$—	$—	$(6)	$—

The credit risk associated with these interest rate swaps was the risk of default by the counterparty. To minimize this risk, the Company only enters into interest rate swap agreements with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements did not represent amounts exchanged by the parties and, therefore, was not a measure of the potential loss exposure. Risk management results for the three and six months ended June 30, 2023 and 2022, related to the balance sheet hedging of $10.0 million of 90 day FHLB advances, included in borrowings, indicated that the hedge was 100% effective and there was no component of the derivative instruments’ unrealized gain or loss which was excluded from the assessment of hedge effectiveness. As of June 30, 2023 and December 31, 2022, the Company posted $-0- and $535,000, respectively, of cash to the counterparty as collateral on these interest rate swap contracts, which was presented within cash and due from banks on the consolidated balance sheets.

Fair Value Hedges of Interest Rate Risk

On June 5, 2023, the Company entered into an interest rate contract that was designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. The Company is exposed to changes in the fair value of certain pools of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. The Company's interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount. The hedging strategy effectively converts these mortgage loans to SOFR floating rate loans for the term of the swap starting on the effective date.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of June 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Location in Consolidated Balance Sheets	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Total loans	$24,722	$—	$(278)	$—
Total	$24,722	$—	$(278)	$—

These amounts include the amortized cost basis of closed portfolios of fixed-rate residential loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $63.7 million; the cumulative basis adjustments associated with these hedging relationships was $(278,000); and the notional amount of the designated hedged items were $25.0 million. Under the "portfolio layer" approach, the Company designated a $25.0 million notional amount of portfolio assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer. The Company had no fair value hedges at December 31, 2022. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of potential loss exposure. At June 30, 2023, the Company’s fair value hedges had a remaining maturity of 2.92 years, an average pay fixed rate of 3.99% and an average received rate of 5.06%.

Derivatives not Designated as Hedging Instruments

Customer Loan Swaps

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain commercial banking customers. On May 19, 2023, the Company entered into an interest rate swap with a commercial loan borrower. The Company executes interest rate swaps with customers to facilitate their respective risk management strategies. The interest rate swap contract with the commercial loan borrower allows them to convert floating-rate loan payments based on SOFR to fixed-rate loan payments. This interest rate swap is simultaneously hedged by an offsetting derivative that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivative and the offsetting derivative are recognized directly in earnings.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
(Dollars in thousands)
June 30, 2023
Derivatives designated as
hedging instruments:
Interest rate contracts - fair value hedge	$25,000	Other assets	$278	$—	Other liabilities	$—
Total derivatives designated as
hedging instruments			$278			$—
Derivatives not designated as
hedging instruments:
Customer loan swaps	$4,378	Other assets	$48	$4,378	Other liabilities	$48
Total derivatives not designated as
hedging instruments			$48			$48

December 31, 2022
Derivatives designated as
hedging instruments:
Interest rate contracts - cash flow hedge	$10,000	Other assets	$961	$—	Other liabilities	$—
Total derivatives designated as
hedging instruments			$961			$—

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of (loss) income for the periods presented:

Amount of Gain Recognized in Income
		Three Months Ended		Six Months Ended
		June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Dollars in thousands)	Location of Gain
Customer loan swaps	Interest and fees on loans	$95	$—	$95	$—

Credit-risk-related Contingent Features

By entering into derivative transactions, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, and other monitoring procedures. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s board of directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. As of June 30, 2023 and December 31, 2022, the Company posted $778,000 and $535,000, respectively, of cash to the counterparties as collateral on its interest rate swap contracts and customer loan swaps, which was presented within cash and due from banks on the consolidated balance sheets.

Balance Sheet Offsetting

Certain financial instruments may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with institutional counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Generally, the Company does not offset such financial instruments for financial reporting purposes.

The following tables present the information about derivative positions that are eligible for offset in the consolidated balance sheets as of June 30, 2023 and December 31, 2022:

				Gross Amounts Not Offset
(Dollars in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments Pledged (Received)	Cash Collateral Pledged (Received)(1)	Net Amount
June 30, 2023
Derivative Assets:
Interest rate contracts (2)	$278	$—	$278	$—	$278	$—
Customer loan swaps - commercial customer (3)	48	—	48	—	—	48
Total	$326	$—	$326	$—	$278	$48

Derivative Liabilities:
Customer loan swaps - dealer bank (3)	$48	$—	$48	$—	$48	$—
December 31, 2022
Derivative Assets:
Interest rate contracts (2)	$961	$—	$961	$—	$535	$426

(1) The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated balance sheets.

(2) Interest rate swap contracts were completed with the same dealer bank. The Company maintains a master netting arrangement with the counterparty and settles collateral on a net basis for all contracts.

(3) The Company manages its net exposure on its commercial customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices. The Company does not post collateral to its commercial customers as part of its contract.

At June 30, 2023 and December 31, 2022, there were no derivatives in a net liability position related to these agreements.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at June 30, 2023 and December 31, 2022.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2023
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,840	$—	$1,840	$—
U.S Government agency small business administration pools guaranteed by the SBA	7,788	—	7,788	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	5,864	—	5,864	—
Residential mortgage-backed-securities	21,672	—	21,672	—
Municipal bonds	65,141	—	65,141	—
Corporate debt	485	—	485	—
Corporate subordinated debt	7,106	—	7,106	—
Other assets:
Mortgage servicing rights	350	—	—	350
Derivatives	326	—	326	—
Other liabilities:
Derivatives	48	—	48	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2022
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,826	$—	$1,826	$—
U.S Government agency small business administration pools guaranteed by the SBA	8,359	—	8,359	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,222	—	6,222	—
Residential mortgage-backed-securities	21,823	—	21,823	—
Municipal bonds	62,416	—	62,416	—
Corporate debt	497	—	497	—
Corporate subordinated debt	4,957	—	4,957	—
Other assets:
Mortgage servicing rights	$357	—	—	357
Derivatives	961	—	961	—

For the six months ended June 30, 2023 and 2022, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2023	$357
Included in net (loss) income	(7)
Balance as of June 30, 2023	$350
Total unrealized net gains (losses) included in net income related to assets still held as of June 30, 2023	$—

Balance as of January 1, 2022	$322
Included in net (loss) income	42
Balance as of June 30, 2022	$364
Total unrealized net gains (losses) included in net income related to assets still held as of June 30, 2022	$—

(1)
Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income in the Company’s consolidated statements of (loss) income.

For Level 3 assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2023
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	5.70% - 20.69%	7.78%	$350
		Discount Rate	9.50% - 9.50%	9.00%
		Delinquency Rate	1.82% - 2.47%	2.36%
		Default Rate	0.14% - 0.20%	0.15%

	December 31, 2022
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	6.48% - 23.49%	7.78%	$357
		Discount Rate	9.50% - 9.50%	9.50%
		Delinquency Rate	2.13% - 2.79%	2.24%
		Default Rate	0.14% - 0.20%	0.15%

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

The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Observable and unobservable inputs are entered into this model as prescribed by an independent third party to arrive at an estimated fair value. See Note 4, Loan Servicing, for a roll forward of our Level 3 item and related inputs used to determine fair value at June 30, 2023.

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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At June 30, 2023 and December 31, 2022, there were no assets or liabilities measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at June 30, 2023 or December 31, 2022.

ASC Topic 825,“Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At June 30, 2023 and December 31, 2022, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at June 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Financial Assets:
Cash and due from banks	$6,643	$6,643	$6,643	$—	$—
Interest-bearing time deposits with other banks	—	—	—	—	—
Federal Home Loan Bank stock	3,615	3,615	—	3,615	—
Bank-owned life insurance	4,602	4,602	—	4,602	—
Loans, net	413,740	369,281	—	—	369,281
Accrued interest receivable	2,001	2,001	2,001	—	—
Financial Liabilities:
Deposits	$388,941	$386,848	$315,895	$70,953	$—
Advances from Federal Home Loan Bank	85,597	85,111	—	85,111	—
Mortgagors’ tax escrow	864	864	—	864	—
Accrued interest payable	227	227	227	—	—
December 31, 2022
Financial Assets:
Cash and due from banks	$8,250	$8,250	$8,250	$—	$—
Interest-bearing time deposits with other banks	747	747	—	747	—
Federal Home Loan Bank stock	3,502	3,502	—	3,502	—
Bank-owned life insurance	4,561	4,561	—	4,561	—
Loans, net	398,924	361,402	—	—	361,402
Accrued interest receivable	1,988	1,988	1,988	—	—
Financial Liabilities:
Deposits	$382,363	$379,714	$320,624	$59,090	$—
Advances from Federal Home Loan Bank	99,397	97,675	—	97,675	—
Mortgagors’ tax escrow	938	938	—	938	—
Accrued interest payable	95	95	95	—	—

16. Subsequent Events

On July 17, 2023, the Bank purchased $10.0 million of brokered deposits, for a term of ten months, at a fixed annual rate of 5.25%. Additionally, on July 25, 2023, the Bank borrowed $25.0 million under the FRB BTFP, for a term of one year, at a fixed annual rate of 5.48%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at June 30, 2023 and consolidated results of operations for the three and six months ended June 30, 2023 and 2022. It should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report and with the Company’s audited consolidated financial statements and accompanying notes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 24, 2023 with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at June 30, 2023 (unaudited) and December 31, 2022

Total Assets. Total assets were $552.7 million as of June 30, 2023, an increase of $15.3 million, or 2.8%, compared to total assets of $537.4 million at December 31, 2022. The increase was due primarily to a $14.8 million increase in net loans and a $3.8 million increase in securities available-for-sale offset by a $1.6 million decrease in cash and due from banks and a $1.2 million decrease in other assets which resulted from a decrease in a deferred tax benefit related to the decrease in our net unrealized losses within the available-for-sale securities portfolio.

Cash and Due From Banks. Cash and due from banks decreased $1.6 million, or 19.5%, to $6.6 million at June 30, 2023 from $8.3 million at December 31, 2022. The decrease was due primarily to a $14.8 million increase in net loans, a $3.8 million increase in securities available-for-sale and a $13.8 million decrease in borrowings offset by $25.6 million of net proceeds from the stock offering in connection with the conversion of the former First Seacoast Bancorp, MHC and a $6.6 million increase in total deposits during the six months ended June 30, 2023.

Available-for-Sale Securities. Available-for-sale securities increased by $3.8 million, or 3.6%, to $109.9 million at June 30, 2023 from $106.1 million at December 31, 2022. This increase was primarily due to investment purchases totaling $5.8 million, offset by $2.2 million of proceeds from principal payments during the six months ended June 30, 2023. Management believes that the unrealized losses within the portfolio are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore we recorded no allowance for credit losses on available-for-sale debt securities as of June 30, 2023.

Net Loans. Net loans increased $14.8 million, or 3.7%, to $413.7 million at June 30, 2023 from $398.9 million at December 31, 2022. During the six months ended June 30, 2023, we originated $13.9 million of loans, net of principal collections, and purchased $802,000 of consumer loans secured by manufactured housing properties. As of June 30, 2023 and December 31, 2022, the portfolio of purchased loans had outstanding principal balances of $30.3 million and $30.5 million, respectively, and were performing in accordance with their original repayment terms. Net deferred loan costs increased $98,000, or 4.0%, to $2.5 million at June 30, 2023 from $2.4 million at December 31, 2022 due primarily to the increase in deferred costs on consumer loans. SBA fee and interest income recognized during the three and six months ended June 30, 2023 was $-0-, as compared to $113,000 and $226,000 during the three and six months ended June 30, 2022, respectively. SBA fee and interest income is included in interest and fees on loans.

One- to four-family residential mortgage loans increased $8.1 million, or 3.2%, to $259.6 million at June 30, 2023 from $251.5 million at December 31, 2022. Commercial real estate mortgage loans increased $7.5 million, or 9.4%, to $88.0 million at June 30, 2023 from $80.5 million at December 31, 2022. Multi-family loans decreased $398,000, or 4.9%, to $7.8 million at June 30, 2023 from $8.2 million at December 31, 2022. Commercial and industrial loans increased $109,000, or 0.5%, to $24.2 million at June 30, 2023 from $24.1 million at December 31, 2022. Acquisition, development, and land loans decreased $3.5 million, or 18.9%, to $15.0 million at June 30, 2023 from $18.5 million at December 31, 2022. Home equity loans and lines of credit increased $2.0 million, or 19.3%, to $12.1 million at June 30, 2023 from $10.2 million at December 31, 2022. Consumer loans increased $635,000, or 8.8%, to $7.8 million at June 30, 2023 from $7.2 million at December 31, 2022.

Our strategy to grow the balance sheet continues to be through originations and, to a lesser extent, purchases of one- to four-family residential mortgage loans and consumer loans secured by manufactured housing properties, while also diversifying into higher yielding commercial real estate mortgage loans and commercial and industrial loans to improve net margins and manage interest rate risk. We also continue to consider selling selected, conforming 15-year and 30-year residential fixed rate mortgage loans to the secondary market on a servicing retained basis as market conditions allow, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

Our ACL on loans decreased $262,000 to $3.3 million at June 30, 2023 from $3.6 million at December 31, 2022, due primarily to the adoption of ASU 2016-13 and its new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost, including loans, to be presented at the net amount expected to be collected, through an ACL that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires the measurement of all expected credit losses for loans held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, the ASU requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied at prior reporting dates are still permitted, though the inputs to those techniques have changed to reflect the full amount of expected credit losses. The Bank has selected the Weighted Average Remaining Maturity Model (“WARM” or "CECL model"), for the loss calculation of each of the Bank’s loan pools utilizing a third-party software application. The WARM uses a quarterly loss rate and future expectations of loan balances to calculate an ACL. A loss rate is applied to pool balances over time.

The effect of implementing this ASU was recorded as a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which was January 1, 2023. The adoption of the new standard resulted in a $295,000 decrease to the ACL which was partially offset by a $290,000 increase in the allowance for off-balance sheet commitments that are not unconditionally cancelable. The decrease in ACL was due to a reduced emphasis on qualitative factors under the CECL model as the underlying historical loss data of the selected peer group is more robust with broader time horizons as compared to our actual historical loss data used under the incurred loss methodology. Under the CECL model, subsequent changes in the ACL are recorded through a charge to the provision for credit losses in the statement of income as the amounts expected to be collected change.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses. As of June 30, 2023 and December 31, 2022, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was estimated not to exceed $96.5 million, or 24.8% of total deposits, and $82.0 million, or 21.4% of total deposits, respectively.

Deposits increased $6.6 million, or 1.7%, to $388.9 million at June 30, 2023 from $382.4 million at December 31, 2022 primarily as a result of an $11.9 million increase in commercial deposits offset by a $5.3 million decrease in retail deposits. Core deposits (defined as deposits other than time deposits) decreased $4.7 million, or 1.5%, to $315.9 million at June 30, 2023 from $320.6 million at December 31, 2022. As of June 30, 2023, savings deposits increased $13.9 million, money market deposits increased $13.4 million, NOW and demand deposit accounts decreased $32.0 million and time deposits increased $11.3 million. There were $13.6 and $18.1 of brokered deposits included in time deposits at June 30, 2023 and December 31, 2022, respectively.

Borrowings. Total borrowings decreased $13.8 million, or 13.9%, to $85.6 million at June 30, 2023 from $99.4 million at December 31, 2022 due primarily to the receipt of $25.6 million of net proceeds from the stock offering in connection with the conversion of the former First Seacoast Bancorp, MHC and a $6.6 million increase in total deposits offset by borrowings required in support of the Company’s loan growth initiatives.

Total Stockholders’ Equity. Total stockholders’ equity increased $23.5 million, or 47.6%, to $72.8 million at June 30, 2023 from $49.3 million at December 31, 2022. This increase was due primarily to $25.6 million of net proceeds received from the conversion of the former First Seacoast Bancorp, MHC offset by the purchase of $2.2 million of common stock by the ESOP.

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

Non-performing loans were $3,000 and $89,000 at June 30, 2023 and December 31, 2022, respectively. At December 31, 2022, non-performing loans consisted primarily of a residential mortgage loan to a deceased borrower which had an outstanding balance of $84,000. The property was sold in April 2023 and the outstanding loan balance was paid in full. At June 30, 2023 and December 31, 2022, we had no foreclosed assets.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and June 30, 2022

Net Income. Net loss was $540,000 for the three months ended June 30, 2023, compared to net income of $180,000 for the three months ended June 30, 2022, a decrease of $720,000, or 400.0%. The decrease was due primarily to a decrease in net interest and dividend income after provision for credit losses of $833,000, an increase in non-interest expenses of $181,000 and a decrease in non-interest income of $52,000 offset by a decrease in income tax expense of $346,000 during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Interest and Dividend Income. Total interest and dividend income increased $986,000, or 24.6%, to $5.0 million for the three months ended June 30, 2023 compared to $4.0 million for the three months ended June 30, 2022. This increase was due to a $303,000 increase in interest and dividend income on investments and a $683,000 increase in interest and fees on loans. Interest and fees on loans for the three months ended June 30, 2023 and 2022 included $-0- and $113,000 of SBA fee and interest income earned on PPP loans, respectively.

Average interest-earning assets increased $41.0 million, to $529.4 million for the three months ended June 30, 2023 from $488.5 million for the three months ended June 30, 2022. The weighted average annualized yield on interest earning-assets increased to 3.77% for the three months ended June 30, 2023 from 3.28% for the three months ended June 30, 2022 primarily due to an increase in market interest rates. The weighted average annualized yield for the loan portfolio increased to 4.02% for the three months ended June 30, 2023 from 3.62% for the three months ended June 30, 2022 due primarily to an increase in market interest rates. The weighted average annualized yield for all other interest-earning assets increased to 2.91% for the three months ended June 30, 2023 from 2.09% for the three months ended June 30, 2022 due primarily to an increase in market interest rates.

Interest Expense. Total interest expense increased $1.8 million, or 848.6%, to $2.0 million for the three months ended June 30, 2023 from $212,000 for the three months ended June 30, 2022. Interest expense on deposits increased $1.1 million, or 891.7%, to $1.2 million for the three months ended June 30, 2023 from $121,000 for the three months ended June 30, 2022. The average balance of interest-bearing deposits increased $16.5 million, or 5.6%, to $313.5 million for the three months ended June 30, 2023 from $296.9 million for the three months ended June 30, 2022 primarily as a result of an increase in the average balance of savings and time deposits offset by a decrease in the average balances of NOW and demand deposits. The weighted average annualized rate of interest-bearing deposits increased to 1.51% for the three months ended June 30, 2023 from 0.16% for the three months ended June 30, 2022 primarily as a result of an increase in market interest rates and to respond to deposit pricing by competitors.

Interest expense on borrowings increased $720,000 to $811,000 for the three months ended June 30, 2023 from $91,000 for the three months ended June 30, 2022 primarily due to an increase in the average balance of borrowings and an increase in market interest rates. The average balance of borrowings increased $16.7 million, or 31.3%, to $70.2 million for the three months ended June 30, 2023 from $53.5 million for the three months ended June 30, 2022. The weighted average annualized rate of borrowings increased to 4.62% for the three months ended June 30, 2023 from 0.68% for the three months ended June 30, 2022 due to an increase in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income decreased $813,000, or 21.4%, to $3.0 million for the three months ended June 30, 2023 from $3.8 million for the three months ended June 30, 2022. This decrease was due to an increase of $33.2 million, or 9.4%, in the average balance of interest-bearing liabilities, consisting primarily of an increase in the average balance of borrowings and time deposits, during the three months ended June 30, 2023 offset by a $41.0 million, or 8.4%, increase in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans and non-taxable debt securities. Annualized net interest margin decreased to 2.25% for the three months ended June 30, 2023 from 3.11% for the three months ended June 30, 2022 due primarily to an increase in the average rate of borrowings and interest-bearing deposits offset by an increase in the average yield on interest-earning assets.

Provision for Credit Losses. Based on management’s analysis of the ACL, a $20,000 provision for credit losses expense was recorded for the three months ended June 30, 2023, compared to a $0 provision for loan losses expense for the three months ended June 30, 2022. The provision for credit losses expense for the three months ended June 30, 2023 consisted of a $35,000 provision for credit losses on loans and a $(15,000) release of credit losses on off-balance sheet credit exposures.

Non-Interest Income. Non-interest income decreased $52,000, or 13.1%, to $346,000 for the three months ended June 30, 2023 compared to $398,000 for the three months ended June 30, 2022. The decrease in non-interest income during the three months ended June 30, 2023 was due primarily to a $36,000 decrease in customer service fees and a $14,000 decrease in loan servicing fee income.

Non-Interest Expense. Non-interest expense increased $181,000, or 4.6%, to $4.1 million for the three months ended June 30, 2023 from $3.9 million for the three months ended June 30, 2022. The increase was primarily due to a $65,000, or 2.7%, increase in salaries and employee benefits, a $44,000, or 151.7%, increase in deposit insurance fees, a $30,000, or 8.2%, increase in data processing and a $26,000, or 8.9%, increase in professional fees and assessments. The increase in salaries and employee benefits during the three months ended June 30, 2023, was due to normal salary increases.

Income Taxes. Income tax expense decreased $346,000, or 524.2%, to a benefit of $280,000 for the three months ended June 30, 2023 from an expense of $66,000 for the three months ended June 30, 2022. The effective tax rate was (34.1)% and 26.8% for the three months ended June 30, 2023 and 2022, respectively. The decrease in income tax expense and the effective tax rate for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was due primarily to a $1.1 million decrease in income before income tax (benefit) expense for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

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

	For the Three Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$410,200	$4,126	4.02%	$379,985	$3,443	3.62%
Taxable debt securities	49,862	292	2.34%	53,660	$250	1.86%
Non-taxable debt securities	59,585	440	2.95%	47,182	294	2.49%
Interest-bearing deposits with other banks	6,694	68	4.06%	5,308	11	0.83%
Federal Home Loan Bank stock	3,103	67	8.64%	2,339	9	1.54%
Total interest-earning assets	529,444	4,993	3.77%	488,474	4,007	3.28%
Non-interest-earning assets	17,849			15,383
Total assets	$547,293			$503,857
Interest-bearing liabilities:
NOW and demand deposits	$102,738	$93	0.36%	$110,851	$25	0.09%
Money market deposits	66,846	376	2.25%	66,454	18	0.11%
Savings accounts	71,144	293	1.65%	63,161	7	0.04%
Time deposits	72,749	418	2.30%	56,474	71	0.50%
Total interest-bearing deposits	313,477	1,180	1.51%	296,940	121	0.16%
Borrowings	70,239	811	4.62%	53,510	91	0.68%
Other	2,066	20	3.87%	2,112	—	—
Total interest-bearing liabilities	385,782	2,011	2.09%	352,562	212	0.24%
Non-interest-bearing deposits	83,703			93,473
Other noninterest-bearing liabilities	4,084			3,603
Total liabilities	473,569			449,638
Total stockholders' equity	73,724			54,219
Total liabilities and stockholders' equity	$547,293			$503,857
Net interest income		$2,982			$3,795
Net interest rate spread (1)			1.68%			3.04%
Net interest-earning assets (2)	$143,662			$135,912
Net interest margin (3)			2.25%			3.11%
Average interest-earning assets to interest-bearing liabilities	137.24%			138.55%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee (expense) income included in loan interest totaled $(87,000) and $33,000 for the three months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$286	$397	$683
Taxable debt securities	(19)	61	42
Non-taxable debt securities	86	60	146
Interest-bearing deposits with other banks	4	53	57
Federal Home Loan Bank stock	4	54	58
Total interest-earning assets	361	625	986
Interest-bearing liabilities:
NOW and demand deposits	(2)	70	68
Money market deposits	—	358	358
Savings accounts	1	285	286
Time deposits	26	321	347
Total interest-bearing deposits	25	1,034	1,059
Borrowings	37	683	720
Other	—	20	20
Total interest-bearing liabilities	62	1,737	1,799
Change in net interest income	$299	$(1,112)	$(813)

Comparison of Operating Results for the Six Months Ended June 30, 2023 and June 30, 2022

Net Income. Net loss was $76,000 for the six months ended June 30, 2023, compared to net income of $572,000 for the six months ended June 30, 2022, a decrease of $648,000, or 113.3%. The decrease was due primarily to a decrease in net interest and dividend income after provision for credit losses of $1.3 million and an increase in non-interest expenses of $336,000 offset by an increase in non-interest income of $667,000 and a decrease in income tax expense of $364,000 during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Interest and Dividend Income. Total interest and dividend income increased $1.7 million, or 21.5%, to $9.6 million for the six months ended June 30, 2023 compared to $7.9 million for the six months ended June 30, 2022. This increase was due to a $657,000 increase in interest and dividend income on investments and a $1.1 million increase in interest and fees on loans. Interest and fees on loans for the six months ended June 30, 2023 and 2022 included $-0- and $226,000 of SBA fee and interest income earned on PPP loans, respectively.

Average interest-earning assets increased $39.0 million, to $524.4 million for the six months ended June 30, 2023 from $485.4 million for the six months ended June 30, 2022. The weighted average annualized yield on interest earning-assets increased to 3.67% for the six months ended June 30, 2023 from 3.26% for the six months ended June 30, 2022 primarily due to an increase in market interest rates. The weighted average annualized yield for the loan portfolio increased to 3.91% for the six months ended June 30, 2023 from 3.64% for the six months ended June 30, 2022 due primarily to an increase in market interest rates. The weighted average annualized yield for all other interest-earning assets increased to 2.86% for the six months ended June 30, 2023 from 1.94% for the six months ended June 30, 2022 due primarily to an increase in market interest rates.

Interest Expense. Total interest expense increased $3.1 million, or 782.6%, to $3.5 million for the six months ended June 30, 2023 from $391,000 for the six months ended June 30, 2022. Interest expense on deposits increased $1.5 million, or 604.0%, to $1.8 million for the six months ended June 30, 2023 from $249,000 for the six months ended June 30, 2022. The average balance of interest-bearing deposits increased $6.9 million, or 2.3%, to $302.2 million for the six months ended June 30, 2023 from $295.3 million for the six months ended June 30, 2022 primarily as a result of an increase in the average balance of savings and time deposits offset by a decrease in the average balances of money market and NOW and demand deposits. The weighted average annualized rate of interest-bearing deposits increased to 1.16% for the six months ended June 30, 2023 from 0.17% for the six months ended June 30, 2022 primarily as a result of an increase in market interest rates and to respond to deposit pricing by competitors.

Interest expense on borrowings increased $1.5 million to $1.7 million for the six months ended June 30, 2023 from $142,000 for the six months ended June 30, 2022 primarily due to an increase in the average balance of borrowings and an increase in market interest rates. The average balance of borrowings increased $32.3 million, or 68.8%, to $79.2 million for the six months ended June 30, 2023 from $46.9 million for the six months ended June 30, 2022. The weighted average annualized rate of borrowings increased to 4.20% for the six months ended June 30, 2023 from 0.61% for the six months ended June 30, 2022 due to an increase in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income decreased $1.4 million, or 18.0%,to $6.2 million for the six months ended June 30, 2023 from $7.5 million for the six months ended June 30, 2022. This decrease was due to an increase of $39.2 million, or 11.4%, in the average balance of interest-bearing liabilities, consisting primarily of an increase in the average balance of borrowings and time deposits, during the six months ended June 30, 2023 offset by a $39.0 million, or 8.0%, increase in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans and non-taxable debt securities. Annualized net interest margin decreased to 2.36% for the six months ended June 30, 2023 from 3.10% for the six months ended June 30, 2022 due primarily to an increase in the average rate of borrowings and interest-bearing deposits offset by an increase in the average yield on interest-earning assets.

Provision for Credit Losses. Based on management’s analysis of the ACL, a $50,000 provision for credit losses expense was recorded for the six months ended June 30, 2023, compared to a $60,000 provision for loan losses expense for the six months ended June 30, 2022. The provision for credit losses expense for the six months ended June 30, 2023 consisted of a $35,000 provision for credit losses on loans and a $15,000 provision for credit losses on off-balance sheet credit exposures.

Non-Interest Income. Non-interest income increased $667,000, or 79.4%, to $1.5 million for the six months ended June 30, 2023 compared to $840,000 for the six months ended June 30, 2022. The increase in non-interest income during the six months ended June 30, 2023 was due primarily to an $849,000 gain on termination of interest rate swaps offset by a $52,000 decrease in securities gains, net, a $57,000 decrease in customer service fees and a $51,000 decrease in loan servicing fee income.

Non-Interest Expense. Non-interest expense increased $336,000, or 4.4%, to $8.0 million for the six months ended June 30, 2023 from $7.6 million for the six months ended June 30, 2022. The increase was primarily due to a $165,000, or 3.5%, increase in salaries and employee benefits, a $58,000, or 78.4%, increase in deposit insurance fees, a $64,000, or 8.8%, increase in data processing, a $55,000, or 36.9%, increase in marketing, and a $51,000, or 37.2%, increase in director compensation. The increase in salaries and employee benefits during the six months ended June 30, 2023, was due to normal salary increases.

Income Taxes. Income tax expense decreased $364,000, or 293.6%, to a benefit of $240,000 for the six months ended June 30, 2023 from an expense of $124,000 for the six months ended June 30, 2022. The effective tax rate was (75.9)% and 17.8% for the six months ended June 30, 2023 and 2022, respectively. The decrease in income tax expense and the effective tax rate for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was due primarily to a $1.0 million decrease in income before income tax (benefit) expense and an increase in the amount of non-taxable income as a percentage of income before income tax (benefit) expense for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

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

	For the Six Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$406,056	$7,934	3.91%	$378,347	$6,884	3.64%
Taxable debt securities	49,789	583	2.34%	51,364	436	1.70%
Non-taxable debt securities	58,465	862	2.95%	47,064	558	2.37%
Interest-bearing deposits with other banks	6,922	119	3.44%	6,399	21	0.66%
Federal Home Loan Bank stock	3,170	131	8.26%	2,229	23	2.06%
Total interest-earning assets	524,402	9,629	3.67%	485,403	7,922	3.26%
Non-interest-earning assets	17,428			14,136
Total assets	$541,830			$499,539
Interest-bearing liabilities:		`
NOW and demand deposits	$104,766	$148	0.28%	$109,583	$49	0.09%
Money market deposits	63,764	552	1.73%	68,328	38	0.11%
Savings deposits	64,587	354	1.10%	60,486	13	0.04%
Time deposits	69,043	699	2.02%	56,856	149	0.52%
Total interest-bearing deposits	302,160	1,753	1.16%	295,253	249	0.17%
Borrowings	79,218	1,665	4.20%	46,928	142	0.61%
Other	1,827	33	3.61%	1,800	—	—
Total interest-bearing liabilities	383,205	3,451	1.80%	343,981	391	0.23%
Non-interest-bearing deposits	83,395			95,127
Other non-interest-bearing liabilities	3,802			3,694
Total liabilities	470,402			442,802
Total stockholders' equity	71,428			56,737
Total liabilities and stockholders' equity	$541,830			$499,539
Net interest income		$6,178			$7,531
Net interest rate spread (1)			1.87%			3.03%
Net interest-earning assets (2)	$141,197			$141,422
Net interest margin (3)			2.36%			3.10%
Average interest-earning assets to interest-bearing liabilities	136.85%			141.11%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee (expense) income included in loan interest totaled $(173,000) and $47,000 for the six months ended June 30, 2023 and 2022, respectively.

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

	Six Months Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$523	$527	$1,050
Taxable debt securities	(14)	161	147
Non-taxable debt securities	152	152	304
Interest-bearing deposits with other banks	2	96	98
Federal Home Loan Bank stock	13	95	108
Total interest-earning assets	676	1,031	1,707
Interest-bearing liabilities:
NOW and demand deposits	(2)	101	99
Money market deposits	(3)	517	514
Savings deposits	1	340	341
Time deposits	38	512	550
Total interest-bearing deposits	34	1,470	1,504
Borrowings	158	1,365	1,523
Other	—	33	33
Total interest-bearing liabilities	192	2,868	3,060
Change in net interest income	$484	$(1,837)	$(1,353)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. As of June 30, 2023 and December 31, 2022, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, had an estimated value not exceeding $96.5 million, or 24.8% of total deposits, and $82.0 million, or 21.4% of total deposits, respectively. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the FHLB as supplemental sources of funds. At June 30, 2023 and December 31, 2022, we had $85.6 million and $99.4 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $60.0 million and $36.5 million, respectively. Additionally, at June 30, 2023 and December 31, 2022, we had an overnight line of credit with the FHLB for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At June 30, 2023 and December 31, 2022, there were no outstanding balances under any of these additional credit facilities.

The Bank has established two secured credit facilities with the FRB – Bank Term Funding Program (“BTFP”) and Borrower-In-Custody of Collateral Program (“BIC”). At June 30, 2023, the Bank’s borrowing capacity is $33.4 million under the BTFP and is based upon eligible collateral, principally government-sponsored enterprise obligations, mortgage-backed securities and collateralized mortgage obligations issued by various U.S. Government agencies, owned as of March 12, 2023. The interest rate for term advances under the BTFP will be the one-year overnight index swap rate plus 10 basis points and fixed for the term of the advance – up to one year - on the day the advance is made. Advances can be requested under the BTFP until at least March 11, 2024. At June 30, 2023, the Bank’s borrowing capacity is $61.1 million under the BIC and is based upon eligible collateral - principally general obligation municipal bonds. The entire balance of these credit facilities was available at June 30, 2023.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash (used) provided by operating activities was $(724,000) and $2.9 million for the six months ended June 30, 2023 and 2022, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchases, and the purchase of securities available-for-sale, offset by proceeds from the unwinding of interest rate swaps, principal collections on loans and proceeds from the sale, maturity and principal payments on securities available-for-sale, was $17.1 million and $34.4 million for the six months ended June 30, 2023 and 2022, respectively. Net cash provided by financing activities, consisting primarily of proceeds from the sale of common stock, activity in deposit accounts and FHLB advances, was $16.2 million and $28.9 million for the six months ended June 30, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of June 30, 2023. Our current strategy is to increase core deposits and utilize FHLB advances, as well as brokered deposits, to fund loan growth.

First Seacoast Bancorp, Inc. is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At June 30, 2023, the Company (on an unconsolidated basis) had liquid assets of $20.0 million.

At June 30, 2023, First Seacoast Bank exceeded all its regulatory capital requirements. See Note 12 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of June 30, 2023 and December 31, 2022:

As of June 30, 2023:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$51,354	$(35,159)	(40.6)%	11.8%	$(507)
300 bp	59,755	(26,758)	(30.9)	13.2	(367)
200 bp	68,489	(18,024)	(20.8)	14.5	(235)
100 bp	78,117	(8,396)	(9.7)	15.9	(100)
0	86,513	—	—	16.9	—
(100) bp	93,470	6,957	8.0	17.5	65
(200) bp	98,246	11,733	13.6	17.8	88
(300) bp	99,743	13,230	15.3	17.4	56
(400) bp	95,834	9,321	10.8	16.3	(57)

As of December 31, 2022:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$64,978	$(31,915)	(32.9)%	15.3%	$(401)
300 bp	72,904	(23,989)	(24.8)	16.4	(284)
200 bp	80,715	(16,178)	(16.7)	17.5	(180)
100 bp	89,144	(7,749)	(8.0)	18.5	(78)
0	96,893	—	—	19.3	—
(100) bp	102,856	5,963	6.2	19.6	37
(200) bp	106,776	9,883	10.2	19.6	35
(300) bp	107,095	10,202	10.5	19.0	(29)
(400) bp	99,984	3,091	3.2	17.3	(199)

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of June 30, 2023 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 20.8% decrease in economic value of equity which was slightly above the Board approved limit of 20.0%. At the same date, our analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Company would experience a 13.6% increase in the economic value of equity which was within Board approved limits.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of June 30, 2023, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2023, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable, as First Seacoast Bancorp, Inc. is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no stock repurchases or sales of unregistered securities during the quarter ended June 30, 2023.

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

101

The following materials for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP, INC.

Date: August 11, 2023	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: August 11, 2023	/s/ Richard M. Donovan
Richard M. Donovan
Senior Vice President and Chief Financial Officer