Form 10-Q
period 2023-09-30
First Seacoast Bancorp, Inc.
filed 2023-11-09
CIK 1943802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 5,077,616 outstanding shares of the Registrant's common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$7,168	$8,250
Interest bearing time deposits with other banks	—	747
Securities available-for-sale, at fair value	102,552	106,100
Federal Home Loan Bank stock	1,972	3,502
Total loans	427,485	402,505
Less allowance for credit losses on loans	(3,349)	(3,581)
Net loans	424,136	398,924
Land, building and equipment, net	4,160	4,181
Bank-owned life insurance	4,642	4,561
Accrued interest receivable	2,130	1,988
Other assets	10,395	9,171
Total assets	$557,155	$537,424
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$72,956	$92,757
Interest bearing deposits	338,829	289,606
Total deposits	411,785	382,363
Advances from Federal Home Loan Bank	44,877	99,397
Advances from Federal Reserve Bank	25,000	—
Mortgagors’ tax escrow	2,381	938
Deferred compensation liability	1,990	1,830
Other liabilities	3,860	3,559
Total liabilities	489,893	488,087
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 5,192,515 issued and 5,077,616 outstanding at September 30, 2023; and 5,183,439 issued and 5,068,540 outstanding at December 31, 2022(1)	52	62
Additional paid-in capital	52,592	26,768
Retained earnings	35,266	36,248
Accumulated other comprehensive loss	(14,783)	(9,727)
Treasury stock, at cost: 114,899 shares outstanding as of September 30, 2023 and December 31, 2022(1)	(1,377)	(1,377)
Unearned stock compensation	(4,488)	(2,637)
Total stockholders' equity	67,262	49,337
Total liabilities and stockholders' equity	$557,155	$537,424

(1) Adjusted for conversion of First Seacoast Bancorp, Inc.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$4,281	$3,543	$12,215	$10,427
Interest on debt securities:
Taxable	385	295	1,087	752
Non-taxable	443	342	1,305	900
Total interest on debt securities	828	637	2,392	1,652
Dividends	54	37	185	60
Total interest and dividend income	5,163	4,217	14,792	12,139
Interest expense:
Interest on deposits	1,668	151	3,454	400
Interest on borrowings	928	276	2,593	418
Total interest expense	2,596	427	6,047	818
Net interest and dividend income	2,567	3,790	8,745	11,321
Provision (release) for credit losses	120	(60)	170	—
Net interest and dividend income after provision (release) for credit losses	2,447	3,850	8,575	11,321
Non-interest income:
Customer service fees	177	211	582	673
Gain on sale of loans	—	—	—	2
Securities gains, net	—	—	—	52
Gain on termination of interest rate swaps	—	—	849	—
Income from bank-owned life insurance	41	40	81	80
Loan servicing fee income	9	27	47	116
Investment services fees	65	76	220	252
Other income	22	11	42	30
Total non-interest income	314	365	1,821	1,205
Non-interest expense:
Salaries and employee benefits	2,486	2,228	7,328	6,905
Director compensation	46	86	234	223
Occupancy expense	205	179	584	554
Equipment expense	115	121	342	375
Marketing	174	137	378	286
Data processing	404	329	1,192	1,053
Deposit insurance fees	62	35	194	109
Professional fees and assessments	196	265	726	780
Debit card fees	58	50	157	136
Employee travel and education expenses	42	87	136	153
Other expense	311	191	779	749
Total non-interest expense	4,099	3,708	12,050	11,323
(Loss) income before income tax (benefit) expense	(1,338)	507	(1,654)	1,203
Income tax (benefit) expense	(427)	39	(667)	163
Net (loss) income	$(911)	$468	$(987)	$1,040
(Loss) earnings per share:
Basic (1)	$(0.20)	$0.10	$(0.21)	$0.22
Diluted (1)	$(0.20)	$0.10	$(0.21)	$0.22
Weighted average shares:
Basic (1)	4,638,225	4,808,243	4,648,651	4,818,423
Diluted (1), (2)	4,638,225	4,832,837	4,648,651	4,835,823

(1) Adjusted for conversion of First Seacoast Bancorp, Inc.

(2) Not adjusted for potentially dilutive shares for periods where a net loss was recognized. The three and nine months ended September 30, 2023 excludes 32,393 stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net (loss) income	$(911)	$468	$(987)	$1,040
Other comprehensive loss, net of income taxes:
Securities available-for-sale:
Unrealized holding losses on securities available-for-sale arising during the period, net of income taxes of $(1,873), $(1,914), $(1,788) and $(5,449), respectively	(5,023)	(5,153)	(4,876)	(14,671)
Reclassification adjustment for securities gains, net and net amortization of bond premiums included in net (loss) income, net of income taxes of $60, $71, $191 and $189, respectively	162	193	521	510
Total unrealized loss on securities available-for-sale	(4,861)	(4,960)	(4,355)	(14,161)
Derivatives:
Change in interest rate swaps, net of income taxes of $-0-, $93, $(30) and $238, respectively	—	250	(82)	642
Reclassification adjustment for net interest expense on swaps included in net (loss) income, net of income taxes of $-0-, $(11), $(230) and $(9), respectively	—	(30)	(619)	(25)
Total change in interest rate swaps	—	220	(701)	617
Other comprehensive loss	(4,861)	(4,740)	(5,056)	(13,544)
Comprehensive loss	$(5,772)	$(4,272)	$(6,043)	$(12,504)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Three months ended September 30,
Balance June 30, 2023	5,077,616	$52	$52,534	$36,177	$(9,922)	$(1,377)	$(4,628)	$72,836
Net loss	—	—	—	(911)	—	—	—	(911)
Other comprehensive loss	—	—	—	—	(4,861)	—	—	(4,861)
Amortization of unearned stock compensation	—	—	—	—	—	—	102	102
Stock-based compensation expense	—	—	67	—	—	—	—	67
ESOP shares earned - 3,839 shares	—	—	(9)	—	—	—	38	29
Balance September 30, 2023	5,077,616	$52	$52,592	$35,266	$(14,783)	$(1,377)	$(4,488)	$67,262

Nine months ended September 30,
Balance December 31, 2022(1)	5,068,540	$62	$26,768	$36,248	$(9,727)	$(1,377)	$(2,637)	$49,337
Net loss	—	—	—	(987)	—	—	—	(987)
Other comprehensive loss	—	—	—	—	(5,056)	—	—	(5,056)
Cumulative adjustment for change in accounting principle (ASU 2016-13)	—	—	—	5	—	—	—	5
Reorganization: Conversion of First Seacoast Bancorp, Inc. (net of costs of $2.4 million)	6,598	(10)	25,732	—	—	—	—	25,722
Purchase of 224,400 shares of common stock by the ESOP	—	—	—	—	—	—	(2,244)	(2,244)
Issuance of stock compensation	2,478	—	20	—	—	—	(20)	—
Amortization of unearned stock compensation	—	—	—	—	—	—	298	298
Stock-based compensation expense	—	—	88	—	—	—	—	88
ESOP shares earned - 11,517 shares	—	—	(16)	—	—	—	115	99
Balance September 30, 2023	5,077,616	$52	$52,592	$35,266	$(14,783)	$(1,377)	$(4,488)	$67,262

Three months ended September 30,
Balance June 30, 2022(1)	5,069,036	$62	$26,785	$37,385	$(8,083)	$(1,371)	$(2,906)	$51,872
Net income	—	—	—	468	—		—	468
Other comprehensive loss	—	—	—	—	(4,740)		—	(4,740)
Amortization of unearned stock compensation	—	—	—	—	—	—	98	98
ESOP shares earned - 2,492 shares	—	—	2	—	—		30	32
Balance September 30, 2022(1)	5,069,036	$62	$26,787	$37,853	$(12,823)	$(1,371)	$(2,778)	$47,730

Nine months ended September 30,
Balance December 31, 2021(1)	5,117,885	$62	$26,783	$36,813	$721	$(748)	$(3,163)	$60,468
Net income	—	—	—	1,040	—	—	—	1,040
Other comprehensive loss	—	—	—	—	(13,544)	—	—	(13,544)
Treasury stock activity	(48,849)	—	—	—	—	(623)	—	(623)
Amortization of unearned stock compensation	—	—	—	—	—	—	295	295
ESOP shares earned - 7,475 shares	—	—	4	—	—	—	90	94
Balance September 30, 2022(1)	5,069,036	$62	$26,787	$37,853	$(12,823)	$(1,371)	$(2,778)	$47,730

(1) Adjusted for conversion of First Seacoast Bancorp, Inc.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net (loss) income	$(987)	$1,040
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Cumulative change in accounting principle (ASU 2016-13)	5	—
ESOP expense	99	94
Stock based compensation	386	295
Loss on disposition of property and equipment	2	—
Depreciation and amortization	364	401
Net amortization of bond premium	712	751
Provision for credit losses	170	—
Gain on sale of loans	—	(2)
Securities gains, net	—	(52)
Gain on termination of interest rate swaps	(849)	—
Proceeds from loans sold	—	639
Origination of loans sold	—	(637)
Increase in bank-owned life insurance	(81)	(80)
Increase in deferred costs on loans	(231)	(601)
Deferred tax (benefit) expense	(720)	105
Increase in accrued interest receivable	(142)	(288)
Decrease (increase) in other assets	794	(880)
Increase in deferred compensation liability	160	44
(Decrease) increase in other liabilities	(99)	1,020
Net cash (used) provided by operating activities	(417)	1,849
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments received on securities available-for-sale	3,661	4,087
Purchase of securities available-for-sale	(6,754)	(33,642)
Purchase of property and equipment	(323)	(103)
Loan purchases	(1,221)	(3,002)
Loan originations and principal collections, net	(23,977)	(15,531)
Net redemption (purchase) of Federal Home Loan Bank stock	1,530	(1,658)
Proceeds from sales of interest bearing time deposits with other banks	747	498
Proceeds from termination of interest rate swaps	849	—
Net cash used by investing activities	(25,488)	(49,351)
Cash flows from financing activities:
Net increase (decrease) in NOW, demand deposits, money market and savings accounts	6,404	(623)
Net increase (decrease) in time deposits	23,018	(5,871)
Increase in mortgagors’ escrow accounts	1,443	1,400
Proceeds from sale of common stock, net	25,622	—
Common stock purchased by ESOP	(2,244)	—
Return of capital from conversion of First Seacoast Bancorp, Inc.	100	—
Treasury stock purchases	—	(623)
Net (payments) proceeds from short-term FHLB advances	(39,520)	55,224
Proceeds from long-term FHLB advances	—	468
Payments on long-term FHLB advances	(15,000)	(2,262)
Proceeds from advances from Federal Reserve Bank	25,000	—
Net cash provided by financing activities	24,823	47,713
Net change in cash and cash equivalents	(1,082)	211
Cash and cash equivalents at beginning of period	8,250	6,638
Cash and cash equivalents at end of period	$7,168	$6,849

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$5,633	$789
Cash paid for income taxes	41	53
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	(5,929)	(19,421)
Deferred taxes	1,574	5,260
Other comprehensive loss	(4,355)	(14,161)
Effect of change in fair value of interest rate swaps:
Interest rate swaps	(961)	846
Deferred taxes	260	(229)
Other comprehensive (loss) income	(701)	617
Cumulative fair value hedging adjustment - loans	447	—
Effect of the adoption of ASU 2016-13:
Allowance for credit losses on loans	(295)	NA
Other liabilities	290	NA
Effect of the adoption of ASU 2016-02:
Other assets	—	224
Other liabilities	—	224

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

Corporate Structure

On January 19, 2023, the conversion of First Seacoast Bancorp, MHC from mutual to stock form and the related stock offering by First Seacoast Bancorp, Inc., the new holding company for First Seacoast Bank, was completed. As a result, both First Seacoast Bancorp, MHC and First Seacoast Bancorp (a federal corporation) ceased to exist. First Seacoast Bancorp, Inc.’s common stock began trading on the Nasdaq Capital Market under the trading symbol “FSEA” on January 20, 2023. As a result of the subscription offering, the community offering and the syndicated community offering, First Seacoast Bancorp, Inc. sold a total of 2,805,000 shares of its common stock at a price of $10.00 per share, which includes 224,400 shares sold to First Seacoast Bank’s Employee Stock Ownership Plan. As part of the conversion transaction, each outstanding share of First Seacoast Bancorp (a federal corporation) common stock owned by the public stockholders of First Seacoast Bancorp (a federal corporation) (stockholders other than First Seacoast Bancorp, MHC) as of the closing date was converted into shares of First Seacoast Bancorp, Inc. common stock based on an exchange ratio of 0.8358 shares of First Seacoast Bancorp, Inc. common stock for each share of First Seacoast Bancorp (a federal corporation) common stock.

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

On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a final adjusted purchase price of $324,000 which is included in other assets at September 30, 2023. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period. During the three months ended September 30, 2023 and 2022, $8,000 and $9,000 of amortization expense was recorded in other expense, respectively. During the nine months ended September 30, 2023 and 2022, $22,000 and $27,000 of amortization expense was recorded in other expense, respectively.

Recently Adopted Accounting Standards

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of September 30, 2023, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering (which will be December 31, 2024 for the Company); (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

Recent Accounting Pronouncements Yet To Be Adopted

The Company considers the applicability and impact of all ASUs. Recent accounting pronouncements issued by the FASB not listed below did not have, or are not expected to have, a material impact on the Company's present or future consolidated financial statements.

In January 2021, the FASB issued ASU 2021-1, “Reference Rate Reform (Topic 848) (Scope),” which clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting applied to derivatives that are affected by the discounting transition. This ASU was to become effective immediately for all entities on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The effective date was extended by the issuance of

ASU No. 2022-06, “Reference Rate Reform (Topic 848),” which, as noted above, defers the sunset date of Topic 848 from December 2022 to December 2024. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
2.
Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses for which an allowance for credit losses has not been recorded, are as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$2,172	$—	$(403)	$1,769
U.S. Government agency small business administration pools guaranteed by SBA	8,625	—	(1,381)	7,244
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,401	—	(809)	5,592
Residential mortgage-backed securities	26,202	—	(5,470)	20,732
Municipal bonds	70,645	—	(11,003)	59,642
Corporate debt	500	—	(14)	486
Corporate subordinated debt	8,237	—	(1,150)	7,087
	$122,782	$—	$(20,230)	$102,552

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$2,191	$—	$(365)	$1,826
U.S. Government agency small business administration pools guaranteed by SBA	9,475	—	(1,116)	8,359
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,922	8	(708)	6,222
Residential mortgage-backed securities	26,390	—	(4,567)	21,823
Municipal bonds	69,373	172	(7,129)	62,416
Corporate debt	500	—	(3)	497
Corporate subordinated debt	5,550	—	(593)	4,957
	$120,401	$180	$(14,481)	$106,100

The amortized cost and fair values of securities available-for-sale at September 30, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	2,234	1,410
Due after five years through ten years	9,988	7,962
Due after ten years	69,332	59,612
Total U.S. Government-sponsored enterprises obligations, municipal bonds, corporate debt and corporate subordinated debt	81,554	68,984
U.S. Government agency small business pools guaranteed by SBA(1)	8,625	7,244
Collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA(1)	6,401	5,592
Residential mortgage-backed securities(1)	26,202	20,732
Total	$122,782	$102,552

(1) Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2023
U.S. Government sponsored enterprises obligations	—	$—	$—	4	$1,769	$(403)	$1,769	$(403)
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	11	7,244	(1,381)	7,244	(1,381)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	1	906	(21)	9	4,686	(788)	5,592	(809)
Residential mortgage backed securities	3	2,228	(94)	31	18,504	(5,376)	20,732	(5,470)
Municipal bonds	20	14,151	(968)	85	45,491	(10,035)	59,642	(11,003)
Corporate debt	1	486	(14)	—	—	—	486	(14)
Corporate subordinated debt	3	3,082	(120)	4	4,005	(1,030)	7,087	(1,150)
	28	$20,853	$(1,217)	144	$81,699	$(19,013)	$102,552	$(20,230)
December 31, 2022
U.S. Government sponsored enterprises obligations	1	$453	$(43)	3	$1,373	$(322)	$1,826	$(365)
U.S. Government agency small business administration pools guaranteed by SBA	8	5,947	(602)	3	2,412	(514)	8,359	(1,116)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	5	3,212	(209)	4	2,016	(499)	5,228	(708)
Residential mortgage backed securities	8	4,239	(503)	23	16,649	(4,064)	20,888	(4,567)
Municipal bonds	86	49,228	(5,900)	8	5,769	(1,229)	54,997	(7,129)
Corporate debt	1	497	(3)	—	—	—	497	(3)
Corporate subordinated debt	4	4,457	(593)	—	—	—	4,457	(593)
	113	$68,033	$(7,853)	41	$28,219	$(6,628)	$96,252	$(14,481)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2023, the Company had 172 securities available-for-sale in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on securities available-for-sale as of September 30, 2023.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on securities available-for-sale were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Proceeds from sales, maturities and principal payments received on securities available-for-sale	$1,450	$1,545	$3,661	$4,087
Gross realized gains	—	—	—	52
Gross realized losses	—	—	—	—
Net realized gains	$—	$—	$—	$52

As of September 30, 2023 and December 31, 2022, there were no holdings of securities of any issuer, other than the SBA, FHLMC, GNMA and FNMA, whose aggregate carrying value exceeded 10% of stockholders’ equity.
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

Loans consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Commercial real estate (CRE)	$87,295	$80,506
Multifamily (MF)	7,679	8,185
Commercial and industrial (C+I)	24,875	24,059
Acquisition, development, and land (ADL)	19,255	18,490
1-4 family residential (RES)	264,477	251,466
Home equity line of credit (HELOC)	12,614	10,161
Consumer (CON)	8,610	7,189
Total loans	424,805	400,056
Net deferred loan costs	2,680	2,449
Allowance for credit losses on loans	(3,349)	(3,581)
Total loans, net	$424,136	$398,924

Allowance for Credit Losses on Loans ("ACL")

Effective January 1, 2023, the Company adopted the new accounting standard for credit losses, ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended ("ASU 2016-13"). This new accounting standard, commonly referred to as "CECL," significantly changed the methodology for accounting for reserves on loans and unfunded off-balance sheet credit exposures, including certain unfunded loan commitments and standby guarantees. ASU 2016-13 replaced the "incurred loss" methodology used to establish an allowance on loans and off-balance sheet credit exposures, with an "expected loss" approach. Under CECL, the ACL at each reporting period serves as a best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date. Upon adoption of CECL, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the balance sheet on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income. The Company has a policy in place to write-off accrued interest when a loan is placed on non-accrual. Accrued interest is written-off by reversing previously recorded interest income. For loans, write-off typically occurs when a loan has been in default for 90 days or more. An immaterial amount of accrued interest on non-accrual loans was written off during the three and nine months ended September 30, 2023, by reversing interest income. Historically, the Company has not experienced uncollectible accrued interest receivable on its securities available-for-sale.

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

The significant key assumptions used with the ACL calculation at September 30, 2023 using the CECL methodology, included:

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

Changes in the ACL for the three and nine months ended September 30, 2023, under the CECL model, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, June 30, 2023	$806	$49	$277	$70	$1,910	$85	$109	$13	$3,319
Provision for credit losses on loans	(18)	22	11	31	(174)	76	95	(13)	30
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, September 30, 2023	$788	$71	$288	$101	$1,736	$161	$204	$—	$3,349

Balance, December 31, 2022, Prior to Adoption of ASC 326	$942	$54	$184	$138	$2,048	$81	$100	$34	$3,581
Impact of adopting ASC 326	(154)	1	89	(18)	(202)	7	14	(32)	(295)
Provision for credit losses on loans	—	16	15	(19)	(110)	73	92	(2)	65
Charge-offs	—	—	—	—	—	—	(4)	—	(4)
Recoveries	—	—	—	—	—	—	2	—	2
Balance, September 30, 2023	$788	$71	$288	$101	$1,736	$161	$204	$—	$3,349

Changes in the allowance for credit losses on loans for the three and nine months ended September 30, 2022, under the incurred loss model, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, June 30, 2022	$1,019	$57	$208	$110	$2,025	$87	$111	$27	$3,644
Provision for loan losses	(75)	(1)	(11)	16	24	4	(18)	1	(60)
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, September 30, 2022	$944	$56	$197	$126	$2,049	$91	$93	$28	$3,584

Balance, December 31, 2021	$833	$80	$194	$178	$2,139	$63	$75	$28	$3,590
Provision for loan losses	111	(24)	2	(52)	(90)	28	25	—	—
Charge-offs	—	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	1	—	—	—	2	—	3
Balance, September 30, 2022	$944	$56	$197	$126	$2,049	$91	$93	$28	$3,584

As of September 30, 2023 and December 31, 2022, information about loans, the ACL and the ALL, by portfolio segment, are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
September 30, 2023 Loan Balances
Individually evaluated to determine expected credit losses	$—	$—	$—	$—	$184	$—	$—	$—	$184
Collectively evaluated to determine expected credit losses	87,295	7,679	24,875	19,255	264,293	12,614	8,610	—	424,621
Total	$87,295	$7,679	$24,875	$19,255	$264,477	$12,614	$8,610	$—	$424,805
ACL related to the loans
Individually evaluated to determine expected credit losses	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated to determine expected credit losses	788	71	288	101	1,736	161	204	—	3,349
Total	$788	$71	$288	$101	$1,736	$161	$204	$—	$3,349
December 31, 2022 Loan Balances
Individually evaluated for impairment	$—	$—	$—	$—	$273	$—	$5	$—	$278
Collectively evaluated for impairment	80,506	8,185	24,059	18,490	251,193	10,161	7,184	—	399,778
Total	$80,506	$8,185	$24,059	$18,490	$251,466	$10,161	$7,189	$—	$400,056
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	942	54	184	138	2,048	81	100	34	3,581
Total	$942	$54	$184	$138	$2,048	$81	$100	$34	$3,581

The following is an aging analysis of past due loans by portfolio segment as of September 30, 2023, including non-accrual loans without an ACL:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$87,295	$87,295	$—
MF	—	—	—	—	7,679	7,679	—
C+I	—	—	—	—	24,875	24,875	—
ADL	—	—	—	—	19,255	19,255	—
RES	—	—	—	—	264,477	264,477	—
HELOC	—	—	—	—	12,614	12,614	—
CON	—	—	—	—	8,610	8,610	—
	$—	$—	$—	$—	$424,805	$424,805	$—

Interest income recognized on non-accrual loans during three and nine months ended September 30, 2023 was $-0-.

The following is an aging analysis of past due loans by portfolio segment as of December 31, 2022:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non- Accrual Loans
CRE	$—	$—	$—	$—	$80,506	$80,506	$—
MF	—	—	—	—	8,185	8,185	—
C+I	—	—	—	—	24,059	24,059	—
ADL	—	—	—	—	18,490	18,490	—
RES	—	84	—	84	251,382	251,466	84
HELOC	5	—	—	5	10,156	10,161	—
CON	7	—	—	7	7,181	7,189	5
	$12	$84	$—	$96	$399,960	$400,056	$89

The Company's one collateral-dependent non-accrual RES loan had an amortized cost basis of $84,000 and was secured by real estate with an appraised value of $422,000. The property was sold in April 2023 and the loan was repaid.

There were no loans collateralized by residential real estate property in the process of foreclosure at September 30, 2023 or December 31, 2022.

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

There were no loans modified for borrowers experiencing financial difficulty during the nine months ended September 30, 2023. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification, if applicable. The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. Because the effect of most modifications made to borrowers experiencing financial difficulty would already be included in the ACL as a result of the measurement methodologies used to estimate the allowance, a change in the ACL is generally not recorded upon modification. There were no loans modified and determined to be a troubled debt restructuring during the year ended December 31, 2022.

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

Based upon the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of September 30, 2023:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$9,756	$10,257	$8,123	$2,821	$4,849	$17,307	$34,182	$—	$87,295
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	9,756	10,257	8,123	2,821	4,849	17,307	34,182	—	87,295
MF:
Risk rating:
Pass	—	148	5,201	1,093	—	875	362	—	7,679
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	148	5,201	1,093	—	875	362	—	7,679
C+I:
Risk rating:
Pass	2,813	6,928	4,363	3,006	1,635	2,255	3,875	—	24,875
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	2,813	6,928	4,363	3,006	1,635	2,255	3,875	—	24,875
ADL:
Risk rating:
Pass	11,077	6,050	1,507	—	—	621	—	—	19,255
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	11,077	6,050	1,507	—	—	621	—	—	19,255
RES:
Risk rating:
Pass	12,513	41,831	64,656	52,469	20,150	72,858	—	—	264,477
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total RES	12,513	41,831	64,656	52,469	20,150	72,858	—	—	264,477
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	12,614	—	12,614
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total HELOC	—	—	—	—	—	—	12,614	—	12,614
CON:
Risk rating:
Pass	2,157	2,466	1,956	1,534	271	226	—	—	8,610
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CON	2,157	2,466	1,956	1,534	271	226	—	—	8,610
Total	$38,316	$67,680	$85,806	$60,923	$26,905	$94,142	$51,033	$—	$424,805

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2022:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$77,820	$2,686	$—	$80,506
MF	8,185	—	—	8,185
C+I	24,059	—	—	24,059
ADL	18,490	—	—	18,490
RES	251,382	—	84	251,466
HELOC	10,161	—	—	10,161
CON	7,184	—	5	7,189
Total	$397,281	$2,686	$89	$400,056

Certain directors and executive officers of the Company and entities in which they have significant ownership interests are customers of the Bank. Loans outstanding to these persons and entities at September 30, 2023 and December 31, 2022 were $5.3 million and $4.4 million, respectively.
4.
Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $34.1 million and $36.0 million at September 30, 2023 and December 31, 2022, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 15, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee income in the Company’s consolidated statements of (loss) income.

The Company’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing income, including late and ancillary fees, was $9,000 and $27,000 for the three months ended September 30, 2023 and 2022, respectively, and $47,000 and $116,000 for the nine months ended September 30, 2023 and 2022, respectively. The Company's residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Company’s market areas.

The following summarizes activity in mortgage servicing rights for the three and nine months ended September 30, 2023 and 2022:

(Dollars in thousands)	2023	2022
Balance, June 30,	$350	$364
Additions	—	1
Payoffs	(2)	(6)
Change in fair value due to change in assumptions	(10)	10
Balance, September 30,	338	369

Balance, January 1,	357	322
Additions	—	6
Payoffs	(5)	(24)
Change in fair value due to change in assumptions	(14)	65
Balance, September 30,	$338	$369

5.
Deposits

Deposits consisted of the following at September 30, 2023 and December 31, 2022:

(Dollars in thousands)	September 30, 2023	December 31, 2022
NOW and demand deposits	$174,284	$204,739
Money market deposits	85,825	60,931
Savings deposits	66,919	54,954
Time deposits of $250,000 and greater	13,980	7,796
Time deposits less than $250,000	70,777	53,943
	$411,785	$382,363

At September 30, 2023, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2023	$26,320
2024	41,523
2025	12,401
2026	3,212
2027	1,141
2028	160
$84,757

There were $23.6 million and $18.1 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at September 30, 2023 and December 31, 2022, respectively. Additionally, there were $20.6 million and $-0- of brokered deposits included in savings deposits at September 30, 2023 and December 31, 2022, respectively.

6.
Borrowings

Federal Home Loan Bank (“FHLB”)

A summary of borrowings from the FHLB is as follows:

	September 30, 2023
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$42,209	2023	5.22% to 5.57% – fixed
800	2024	0.00% – fixed
520	2025	0.00% – fixed
718	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$44,877

	December 31, 2022
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$96,729	2023	0.44% to 4.38% – fixed
800	2024	0.00% – fixed
520	2025	0.00% – fixed
718	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$99,397

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans, in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $99.2 million and $36.5 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program. As of September 30, 2023 and December 31, 2022, borrowings include $2.7 million of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran- owned businesses or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

At September 30, 2023 and December 31, 2022, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at September 30, 2023 and December 31, 2022.

Federal Reserve Bank of Boston (“FRB”)

During June 2023, the Bank established two secured credit facilities with the FRB – Bank Term Funding Program (“BTFP”) and Borrower-In-Custody of Collateral Program (“BIC”). On July 25, 2023, the Bank borrowed $25.0 million under the FRB BTFP, for a term of one year, at a fixed annual rate of 5.48%. At September 30, 2023, the Bank’s remaining borrowing capacity is $7.3 million under the BTFP and is based upon eligible collateral, principally government-sponsored enterprise obligations, mortgage-backed securities and collateralized mortgage obligations issued by various U.S. Government agencies, owned as of March 12, 2023. The interest rate for term advances under the BTFP will be the one-year overnight index swap rate plus 10 basis points and fixed for the term of the advance – up to one year - on the day the advance is made. At September 30, 2023, the Bank’s borrowing capacity is $55.5 million under the BIC and is based upon eligible collateral - principally general obligation municipal bonds. The entire balance of this credit facility was available at September 30, 2023.

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

Notional amounts of financial instruments with off-balance sheet credit risk are as follows as of September 30, 2023 and December 31, 2022:

	2023	2022
Unadvanced portions of loans	$65,773	$44,929
Commitments to originate loans	7,977	16,134
Standby letters of credit	—	302

The Company records an ACL for off-balance sheet credit exposures that are not unconditionally cancelable through a charge to the provision for credit losses on the Company’s consolidated statements of (loss) income. At September 30, 2023 and December 31, 2022, the ACL for off-balance sheet credit exposures totaled $413,000 and $18,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The provision for credit losses for off-balance sheet credit exposures for the three months ended September 30, 2023 and 2022 was $90,000 and $-0-, respectively. The provision for credit losses for off-balance sheet credit exposures for the nine months ended September 30, 2023 and 2022 was $105,000 and $-0-, respectively.

8.
Employee Benefits

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended September 30, 2023 and 2022 were $59,000 and $56,000, respectively, and $163,000 and $153,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

Total pension plan (credit) expense for the three months ended September 30, 2023 and 2022 was $-0- and $50,000, respectively, and $(14,000) and $150,000 for the nine months ended September 30, 2023 and 2022, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated statements of (loss) income.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and its former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at September 30, 2023 and December 31, 2022 relating to this supplemental retirement plan was $717,000 and $660,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 3%. The expense of this salary retirement plan was $32,000 and $20,000 for the three months ended September 30, 2023 and 2022, respectively, and $99,000 and $61,000 for each of the nine months ended September 30, 2023 and 2022, respectively.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at September 30, 2023 and December 31, 2022 relating to this plan was $563,000 and $537,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at September 30, 2023 and December 31, 2022. Total supplemental retirement plan expense amounted to $19,000 and $22,000 for the three months ended September 30, 2023 and 2022, respectively, and $57,000 and $54,000 for the nine months ended September 30, 2023 and 2022, respectively.

The Company enacted a “hard freeze” for this supplemental retirement plan as of January 1, 2022. On February 10, 2022, the Bank and the non-employee members of the board of directors of the Bank entered into amendments to the Supplemental Director Retirement Agreements (the “Agreements”) previously entered into by the Bank and the directors. The amendments eliminate the formula for determining the normal annual retirement benefit (previously “70% of Final Base Fee”) and replaces it with a fixed annual benefit of $20,000. The amendments also eliminate the formula for determining the benefit payable on a change in control (previously tied to the normal annual retirement formula with certain imputed increases in the Base Fee) and replacing it with a fixed amount equal to the present value of $200,000. The effect of the amendments is to eliminate the variable and increasing costs associated with the Agreements. Instead, since the normal annual retirement benefit is now a fixed amount, the future costs associated with the Agreements is now more predictable. It is the intention of the Bank that no new directors of the Bank would enter into similar agreements.

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At September 30, 2023 and December 31, 2022, the total deferred directors' fees amounted to $675,000 and $553,000, respectively.

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

The ESOP funded its purchase of 383,851 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2047. At September 30, 2023 and December 31, 2022, the remaining principal balance on the ESOP debt was $4.3 million and $2.0 million, respectively.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2023 and 2022 was $29,000 and $32,000, respectively, and $100,000 and $94,000 for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, total unearned compensation for the ESOP was $4.0 million and $1.9 million, respectively.

	September 30, 2023	December 31, 2022(1)
Shares held by the ESOP include the following:
Allocated	39,864	29,898
Committed to be allocated	11,517	9,966
Unallocated	372,334	159,451
Total	423,715	199,315

(1) Adjusted for conversion of First Seacoast Bancorp, Inc.

The fair value of unallocated shares was approximately $2.8 million and $1.8 million at September 30, 2023 and December 31, 2022, respectively.

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

On May 25, 2023, 249,144 incentive and non-statutory stock options to purchase shares of common stock were granted to directors for their services on the board of directors and certain members of management. As of December 31, 2022, no stock options had been granted. The Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated grant date fair value of each option is expensed as employee benefits expense ratably over the vesting period. The expense recognized for this equity incentive plan was $67,000 and $-0-, for the three months ended September 30, 2023 and 2022, respectively, which provided a tax benefit of $18,000 and $-0-, respectively. The expense recognized for the nine months ended September 30, 2023 and 2022 was $88,000 and $-0-, respectively, which provided a tax benefit of $24,000 and $-0-, respectively. At September 30, 2023, total unrecognized compensation expense for this equity incentive plan was $660,000 with a 2.7 year weighted average future recognition period.

A summary of stock options outstanding as of September 30, 2023 and changes during the nine months ended September 30, 2023 is presented below:

	September 30, 2023
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Balance at beginning of period	—	$—	—	$—
Granted	249,144	8.06	9.7	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance at end of period	249,144	$8.06	9.7	$—

Date of grant	5/25/2023
Options granted	249,144
Exercise price	$8.06
Vesting period(1)	3 years
Expiration date	5/25/2033
Expected volatility	27.8%
Expected term	6.5 years
Expected dividend yield	0%
Expected forfeiture rate	0%
Risk free interest rate	3.9%
Fair value per option	$3.00
(1) Vesting is ratably and the period begins on the date of the grant.

On June 1, 2023, 2,478 restricted stock awards were granted to a certain member of management at $7.99 per share. The total fair value related to the June 1, 2023 grant was $20,000. These restricted stock awards time-vest 50% as of November 18, 2023 and 50% as of November 18, 2024 and have been fair valued as of the date of grant. On November 18, 2021, 98,850 restricted stock awards were granted to directors and certain members of management at $11.95 per share (adjusted for the second step conversion transaction). The total fair value related to the November 18, 2021 grant was $1.2 million. These restricted stock awards time-vest over a three year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting rights when granted and dividend rights when vested. A summary of non-vested restricted shares outstanding as of September 30, 2023 and December 31, 2022 and changes during the nine months ended September 30, 2023 and year ended December 31, 2022 is presented below:

	September 30, 2023
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

The expense recognized for this equity incentive plan was $102,000 and $98,000, for the three months ended September 30, 2023 and 2022, respectively, and $298,000 and $295,000, for the nine months ended September 30, 2023 and 2022, respectively, which provided a tax benefit of $27,000, for each of the three months ended September 30, 2023 and 2022, and $80,000 and $77,000 for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, total unrecognized compensation expense for this equity incentive plan was $452,000 and $729,000, respectively, with a 1.1 and 1.9 year weighted average future recognition period, respectively.

10.
Leases

The Company is obligated under various lease agreements for one of its branch offices and certain equipment. These agreements are accounted for as operating leases and their terms expire between 2024 and 2031 and, in some instances, contain options to renew for periods of up to four years. The Company has no financing leases.

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

The following table summarizes information related to the Company’s right-of-use asset and net lease liability:

	September 30, 2023
	Operating Leases	Balance Sheet Location
	(Dollars in thousands)
Right-of-use asset	$612	Other Assets
Net lease liability	612	Other Liabilities

	December 31, 2022
	Operating Leases	Balance Sheet Location
	(Dollars in thousands)
Right-of-use asset	$202	Other Assets
Net lease liability	202	Other Liabilities

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

The components of operating lease cost and other related information are as follows:

	Three months ended September 30,
(Dollars in thousands)	2023	2022
Operating lease cost	$16	$10
Short-term lease cost	—	—
Variable lease cost (cost excluded from lease payments)	—	—
Sublease income	—	—
Total operating lease cost	16	10
Other Information:
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	16	10
Operating lease - operating cash flows (liability reduction)	$—	$—
Weighted average lease term remaining (in years)	6.06	4.59
Weighted average discount rate	4.59%	3.28%
	Nine months ended September 30,
(Dollars in thousands)	2023	2022
Operating lease cost	$38	$42
Short-term lease cost	—	—
Variable lease cost (cost excluded from lease payments)	—	—
Sublease income	—	—
Total operating lease cost	38	42
Other Information:
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	38	42
Operating lease - operating cash flows (liability reduction)	$—	$—
Weighted average lease term remaining (in years)	6.06	4.59
Weighted average discount rate	4.59%	3.28%

The total minimum lease payments due in future periods for lease agreements in effect at September 30, 2023 were as follows:

As of September 30, 2023	Future Minimum Lease Payments
(Dollars in thousands)
Remainder of 2023	$32
2024	125
2025	122
2026	120
2027	307
Total minimum lease payments	706
Less: interest	(94)
Total lease liability	$612

During the three months ended September 30, 2023 the Company completed a conversion of all of its branch ATMs from owned equipment to leased equipment and recognized a $2,000 loss on the disposition of all ATM-related equipment. The Company's obligation under the operating lease related to these ATMs expires in August 2030 and has future lease payments of $529,000 as of September 30, 2023. Total lease expense was $6,000 and $-0- for the three and nine months ended September 30, 2023 and 2022, respectively.

The Company's obligation under the operating lease related to one of its branches expires in August 2027 and has future lease payments of $161,000 as of September 30, 2023. Total lease expense was $9,000 and $8,000 for the three months ended September 30, 2023 and 2022, respectively, and $27,000 and $24,000 for the nine months ended September 30, 2023 and 2022, respectively. This lease agreement contains clauses calling for escalation of minimum lease payments contingent on increases in LIBOR, or a similar replacement index, and the consumer price index.

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

	Three Months Ended September 30,
Reclassification Adjustments	2023	2022	Affected Line Item in Consolidated Statements of (Loss) Income
	(Dollars in thousands)
Gains on sale of securities available-for-sale	$—	$—	Securities gains, net
Tax effect	—	—	Income tax (benefit) expense
	—	—	Net (loss) income
Net amortization of bond premiums	222	264	Interest on debt securities
Tax effect	(60)	(71)	Income tax (benefit) expense
	162	193	Net (loss) income
Net interest expense on swaps	—	(41)	Interest on borrowings
Tax effect	—	11	Income tax (benefit) expense
	—	(30)	Net (loss) income
Total reclassification adjustments	$162	$163

	Nine Months Ended September 30,
Reclassification Adjustments	2023	2022	Affected Line Item in Consolidated Statements of (Loss) Income
	(Dollars in thousands)
Gains on sale of securities available-for-sale	$—	$(52)	Securities gains, net
Tax effect	—	14	Income tax (benefit) expense
	—	(38)	Net (loss) income
Net amortization of bond premiums	712	751	Interest on debt securities
Tax effect	(191)	(203)	Income tax (benefit) expense
	521	548	Net (loss) income
Gains on termination of interest rate swaps	(849)	—	Gain on termination of interest rate swaps
Tax effect	230	—	Income tax (benefit) expense
	(619)	—	Net (loss) income
Net interest expense on swaps	—	(34)	Interest on borrowings
Tax effect	—	9	Income tax (benefit) expense
	—	(25)	Net (loss) income
Total reclassification adjustments	$(98)	$485

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized (Losses) Gains on AFS Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	AOCI(1)
Balance at June 30, 2023	$(9,922)	$—	$(9,922)
Other comprehensive loss before reclassification	(5,023)	—	(5,023)
Amounts reclassified from AOCI	162	—	162
Other comprehensive loss	(4,861)	—	(4,861)
Balance at September 30, 2023	$(14,783)	$—	$(14,783)

Balance at June 30, 2022	$(8,626)	$543	$(8,083)
Other comprehensive (loss) income before reclassification	(5,153)	250	(4,903)
Amounts reclassified from AOCI	193	(30)	163
Other comprehensive (loss) income	(4,960)	220	(4,740)
Balance at September 30, 2022	$(13,586)	$763	$(12,823)

Balance at December 31, 2022	$(10,428)	$701	$(9,727)
Other comprehensive loss before reclassification	(4,876)	(82)	(4,958)
Amounts reclassified from AOCI	521	(619)	(98)
Other comprehensive loss	(4,355)	(701)	(5,056)
Balance at September 30, 2023	$(14,783)	$—	$(14,783)

Balance at December 31, 2021	$575	$146	$721
Other comprehensive (loss) income before reclassification	(14,671)	642	(14,029)
Amounts reclassified from AOCI	510	(25)	485
Other comprehensive (loss) income	(14,161)	617	(13,544)
Balance at September 30, 2022	$(13,586)	$763	$(12,823)
(1)
All amounts are net of tax.

12.
Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of September 30, 2023, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of September 30, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of September 30, 2023 and December 31, 2022 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total Capital (to risk-weighted assets)	$65,432	17.92%	$29,203	8.00%	$36,504	10.00%	$38,329	10.50%
Tier 1 Capital (to risk-weighted assets)	61,625	16.88	21,902	6.00	29,203	8.00	31,028	8.50
Tier 1 Capital (to average assets)	61,625	11.12	22,174	4.00	27,718	5.00	22,174	4.00
Common Equity Tier 1 (to risk-weighted assets)	61,625	16.88	16,427	4.50	23,727	6.50	25,552	7.00

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital (to risk-weighted assets)	$52,475	15.53%	$27,028	8.00%	$33,785	10.00%	$35,474	10.50%
Tier 1 Capital (to risk-weighted assets)	48,821	14.45	20,271	6.00	27,028	8.00	28,717	8.50
Tier 1 Capital (to average assets)	48,821	9.20	21,224	4.00	26,530	5.00	21,224	4.00
Common Equity Tier 1 (to risk-weighted assets)	48,821	14.45	15,203	4.50	21,960	6.50	23,649	7.00

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

Equity Incentive Plan

A certain member of management elected to surrender 496 shares (adjusted for the second step conversion transaction) of a vested restricted stock award on November 18, 2022 in lieu of a cash payment for the tax liabilities associated with the time-vesting of their award. The Company holds these shares in its treasury. As of September 30, 2023 and December 31, 2022, the Company held a total of 114,899 shares in its treasury (adjusted for the second step conversion transaction).

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

Derivatives Designated as Hedging Instruments

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without exchange of the underlying notional amount.

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

On January 17, 2023, the Company terminated both of its interest rate swap derivative instruments at a gain of $849,000. The Company recognized the change in fair value of these hedging instruments, previously accumulated in AOCI, as a gain on termination of interest rate swaps in its consolidated statement of (loss) income for the nine months ended September 30, 2023 as it was determined that it was probable that the hedged forecasted transaction - the variability in cash flows related to 90-day advances from the FHLB - would not occur by the end of the original maturity dates of the hedging instruments. The use of derivatives for debt hedging as part of the Company's overall interest rate risk management strategy has been infrequent as the Company has utilized other interest rate risk management activities to achieve similar business purposes. Also, $536,000 of cash posted to the counterparty as collateral on these interest rate swaps contracts was returned to the Company. The changes in the fair value of interest rate swaps were reported in other comprehensive loss and were subsequently reclassified into interest expense or income in the period that the hedged transactions affected earnings. The change in fair value for these derivative instruments for the three months ended September 30, 2023 and 2022, was $-0- and $302,000, respectively, and $(112,000) and $846,000 for the nine months ended September 30, 2023 and 2022, respectively. At December 31, 2022, the fair value of interest rate swap derivatives resulted in an asset of $961,000, and is recorded in other assets.

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

The following tables summarize the effect of cash flow hedge accounting on the consolidated statements of (loss) income for the three and nine months ended September 30, 2023 and 2022 :

	Location and Amount of Gain or Loss Recognized in Consolidated Statements of (Loss) Income
	Three Months Ended September 30,
(Dollars in thousands)	2023		2022
	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effect of cash flow hedge accounting:
Amount reclassified from AOCI into expense	$—	$—	$41	$—

	Location and Amount of Gain or Loss Recognized in Consolidated Statements of (Loss) Income
	Nine Months Ended September 30,
(Dollars in thousands)	2023		2022
	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effect of cash flow hedge accounting:
Amount reclassified from AOCI into expense	$—	$—	$34	$—

The credit risk associated with these interest rate swaps was the risk of default by the counterparty. To minimize this risk, the Company only enters into interest rate swap agreements with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements did not represent amounts exchanged by the parties and, therefore, was not a measure of the potential loss exposure. Risk management results for the three and nine months ended September 30, 2023 and 2022, related to the balance sheet hedging of $10.0 million of 90 day FHLB advances, included in borrowings, indicated that the hedge was 100% effective and there was no component of the derivative instruments’ unrealized gain or loss which was excluded from the assessment of hedge effectiveness. As of September 30, 2023 and December 31, 2022, the Company posted $-0- and $535,000, respectively, of cash to the counterparty as collateral on these interest rate swap contracts, which was presented within cash and due from banks on the consolidated balance sheets.

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

As of September 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Location in Consolidated Balance Sheets	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Total loans	$24,553	$—	$447	$—
Total	$24,553	$—	$447	$—

These amounts include the amortized cost basis of closed portfolios of fixed-rate residential loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At inception, the amortized cost basis of the closed portfolios used in these hedging relationships was $63.7 million. The cumulative basis adjustments associated with these hedging relationships was $(447,000) and the notional amount of the designated hedged items were $25.0 million. Under the "portfolio layer" approach, the Company designated a $25.0 million notional amount of portfolio assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer. The Company had no fair value hedges at December 31, 2022. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of potential loss exposure. At September 30, 2023, the Company’s fair value hedges had a remaining maturity of 2.67 years, an average pay fixed rate of 3.99% and an average received rate of 5.19%.

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
(Dollars in thousands)
September 30, 2023
Derivatives designated as
hedging instruments:
Interest rate contracts - fair value hedge	$25,000	Other assets	$447	$—	Other liabilities	$—
Total derivatives designated as
hedging instruments			$447			$—
Derivatives not designated as
hedging instruments:
Customer loan swaps	$4,799	Other assets	$158	$4,799	Other liabilities	$158
Total derivatives not designated as
hedging instruments			$158			$158

December 31, 2022
Derivatives designated as
hedging instruments:
Interest rate contracts - cash flow hedge	$10,000	Other assets	$961	$—	Other liabilities	$—
Total derivatives designated as
hedging instruments			$961			$—

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of (loss) income for the periods presented:

Amount of (Loss) Gain Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(Dollars in thousands)	Location of (Loss) Gain
Customer loan swaps	Interest and fees on loans	$(12)	$—	$83	$—

Credit-risk-related Contingent Features

By entering into derivative transactions, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, and other monitoring procedures. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s board of directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. As of September 30, 2023 and December 31, 2022, the Company posted $786,000 and $535,000, respectively, of cash to the counterparties as collateral on its interest rate swap contracts and customer loan swaps, which was presented within cash and due from banks on the consolidated balance sheets.

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

The following tables present the information about derivative positions that are eligible for offset in the consolidated balance sheets as of September 30, 2023 and December 31, 2022:

				Gross Amounts Not Offset
(Dollars in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments Pledged (Received)	Cash Collateral Pledged (Received)(1)	Net Amount
September 30, 2023
Derivative Assets:
Interest rate contracts (2)	$447	$—	$447	$—	$447	$—
Customer loan swaps - commercial customer (3)	158	—	158	—	—	158
Total	$605	$—	$605	$—	$447	$158

Derivative Liabilities:
Customer loan swaps - dealer bank (3)	$158	$—	$158	$—	$158	$—
December 31, 2022
Derivative Assets:
Interest rate contracts (2)	$961	$—	$961	$—	$535	$426

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

At September 30, 2023 and December 31, 2022, there were no derivatives in a net liability position related to these agreements.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at September 30, 2023 and December 31, 2022.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2023
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,769	$—	$1,769	$—
U.S Government agency small business administration pools guaranteed by the SBA	7,244	—	7,244	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	5,592	—	5,592	—
Residential mortgage-backed-securities	20,732	—	20,732	—
Municipal bonds	59,642	—	59,642	—
Corporate debt	486	—	486	—
Corporate subordinated debt	7,087	—	7,087	—
Other assets:
Mortgage servicing rights	338	—	—	338
Derivatives	605	—	605	—
Other liabilities:
Derivatives	158	—	158	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2022
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,826	$—	$1,826	$—
U.S Government agency small business administration pools guaranteed by the SBA	8,359	—	8,359	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,222	—	6,222	—
Residential mortgage-backed-securities	21,823	—	21,823	—
Municipal bonds	62,416	—	62,416	—
Corporate debt	497	—	497	—
Corporate subordinated debt	4,957	—	4,957	—
Other assets:
Mortgage servicing rights	$357	—	—	357
Derivatives	961	—	961	—

For the nine months ended September 30, 2023 and 2022, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2023	$357
Included in net (loss) income	(19)
Balance as of September 30, 2023	$338
Total unrealized net gains (losses) included in net income related to assets still held as of September 30, 2023	$—

Balance as of January 1, 2022	$322
Included in net (loss) income	47
Balance as of September 30, 2022	$369
Total unrealized net gains (losses) included in net income related to assets still held as of September 30, 2022	$—

(1)
Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income in the Company’s consolidated statements of (loss) income.

For Level 3 assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2023
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	5.66% - 13.52%	6.70%	$338
		Discount Rate	10.13% - 10.13%	10.13%
		Delinquency Rate	1.90% - 2.48%	2.00%
		Default Rate	0.14% - 0.18%	0.15%

	December 31, 2022
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	6.48% - 23.49%	7.78%	$357
		Discount Rate	9.50% - 9.50%	9.50%
		Delinquency Rate	2.13% - 2.79%	2.24%
		Default Rate	0.14% - 0.20%	0.15%

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

The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Observable and unobservable inputs are entered into this model as prescribed by an independent third party to arrive at an estimated fair value. See Note 4, Loan Servicing, for a roll forward of our Level 3 item and related inputs used to determine fair value at September 30, 2023.

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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At September 30, 2023 and December 31, 2022, there were no assets or liabilities measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at September 30, 2023 or December 31, 2022.

ASC Topic 825,“Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At September 30, 2023 and December 31, 2022, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at September 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Financial Assets:
Cash and due from banks	$7,168	$7,168	$7,168	$—	$—
Federal Home Loan Bank stock	1,972	1,972	—	1,972	—
Bank-owned life insurance	4,642	4,642	—	4,642	—
Loans, net	424,136	372,797	—	—	372,797
Accrued interest receivable	2,130	2,130	2,130	—	—
Financial Liabilities:
Deposits	$411,785	$409,866	$327,029	$82,837	$—
Advances from Federal Home Loan Bank	44,877	44,435	—	44,435	—
Advances from Federal Reserve Bank	25,000	25,024	—	25,024	—
Mortgagors’ tax escrow	2,381	2,381	—	2,381	—
Accrued interest payable	509	509	509	—	—
December 31, 2022
Financial Assets:
Cash and due from banks	$8,250	$8,250	$8,250	$—	$—
Interest-bearing time deposits with other banks	747	747	—	747	—
Federal Home Loan Bank stock	3,502	3,502	—	3,502	—
Bank-owned life insurance	4,561	4,561	—	4,561	—
Loans, net	398,924	361,402	—	—	361,402
Accrued interest receivable	1,988	1,988	1,988	—	—
Financial Liabilities:
Deposits	$382,363	$379,714	$320,624	$59,090	$—
Advances from Federal Home Loan Bank	99,397	97,675	—	97,675	—
Mortgagors’ tax escrow	938	938	—	938	—
Accrued interest payable	95	95	95	—	—

16.
Subsequent Events

During October 2023, the Company purchased $25.0 million of securities available-for-sale. These purchases consisted of $5.0 million of floating rate U.S. Government agency small business administration pools guaranteed by SBA, $10.0 million of residential mortgage-backed securities and $10.0 million of municipal bonds. The average yield for these investment purchases is expected to be approximately 6.37%.

On October 31, 2023, the Company agreed to a contract extension with its core technology provider, FISERV. The new agreement expires on April 30, 2032, with an unconditional option to exit the agreement in April 2028 and includes lower pricing for transaction and processing services that become effective immediately.

On November 1, 2023, the Company borrowed $25.0 million from the FHLB at a rate of 4.48%, which is callable by the FHLB on May 1, 2024 and quarterly thereafter.

On November 1, 2023, the Company entered into an interest rate contract with a notional amount of $25.0 million that was designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. This fair value hedge has a maturity of 3 years, a pay fixed rate of 4.67% and a receive rate, as of November 1, 2023, of 5.31%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at September 30, 2023 and consolidated results of operations for the three and nine months ended September 30, 2023 and 2022. It should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report and with the Company’s audited consolidated financial statements and accompanying notes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 24, 2023 with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comparison of Financial Condition at September 30, 2023 (unaudited) and December 31, 2022

Total Assets. Total assets were $557.2 million as of September 30, 2023, an increase of $19.7 million, or 3.7%, compared to total assets of $537.4 million at December 31, 2022. The increase was due primarily to a $25.2 million increase in net loans and a $1.2 million increase in other assets which resulted from an increase in a deferred tax benefit related to the increase in our net unrealized losses within the available-for-sale securities portfolio offset by a $1.1 million decrease in cash and due from banks, a $3.5 million decrease in securities available-for-sale and a $1.5 million decrease in Federal Home Loan Bank stock.

Cash and Due From Banks. Cash and due from banks decreased $1.1 million, or 13.1%, to $7.2 million at September 30, 2023 from $8.3 million at December 31, 2022. The decrease was due primarily to a $25.2 million increase in net loans and a $29.5 million decrease in borrowings offset by $25.6 million of net proceeds from the stock offering in connection with the conversion of the former First Seacoast Bancorp, MHC and a $29.4 million increase in total deposits during the nine months ended September 30, 2023.

Available-for-Sale Securities. Available-for-sale securities decreased by $3.5 million, or 3.3%, to $102.6 million at September 30, 2023 from $106.1 million at December 31, 2022. This decrease was due primarily to a $5.9 million increase in net unrealized losses within the portfolio and $3.7 million of proceeds from principal payments offset by investment purchases totaling $6.8 million during the nine months ended September 30, 2023. Management believes that the unrealized losses within the portfolio are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore we recorded no allowance for credit losses on available-for-sale debt securities as of September 30, 2023.

Net Loans. Net loans increased $25.2 million, or 6.3%, to $424.1 million at September 30, 2023 from $398.9 million at December 31, 2022. During the nine months ended September 30, 2023, we originated $24.0 million of loans, net of principal collections, and purchased $1.2 million of consumer loans secured by manufactured housing properties. As of September 30, 2023 and December 31, 2022, the portfolio of purchased loans had outstanding principal balances of $30.7 million and $30.5 million, respectively, and were performing in accordance with their original repayment terms. Net deferred loan costs increased $231,000, or 9.4%, to $2.7 million at September 30, 2023 from $2.4 million at December 31, 2022 due primarily to the increase in deferred costs on consumer loans. SBA fee and interest income recognized during the three and nine months ended September 30, 2023 was $-0-, as compared to $7,000 and $233,000 during the three and nine months ended September 30, 2022, respectively. SBA fee and interest income is included in interest and fees on loans.

One- to four-family residential mortgage loans increased $13.0 million, or 5.2%, to $264.5 million at September 30, 2023 from $251.5 million at December 31, 2022. Commercial real estate mortgage loans increased $6.8 million, or 8.4%, to $87.3 million at September 30, 2023 from $80.5 million at December 31, 2022. Multi-family loans decreased $506,000, or 6.2%, to $7.7 million at September 30, 2023 from $8.2 million at December 31, 2022. Commercial and industrial loans increased $816,000, or 3.4%, to $24.9 million at September 30, 2023 from $24.1 million at December 31, 2022. Acquisition, development, and land loans increased $765,000, or 4.1%, to $19.3 million at September 30, 2023 from $18.5 million at December 31, 2022. Home equity loans and lines of credit increased $2.5 million, or 24.1%, to $12.6 million at September 30, 2023 from $10.2 million at December 31, 2022. Consumer loans increased $1.4 million, or 19.8%, to $8.6 million at September 30, 2023 from $7.2 million at December 31, 2022.

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

Our ACL on loans decreased $232,000 to $3.3 million at September 30, 2023 from $3.6 million at December 31, 2022, due primarily to a $295,000 adjustment from the adoption of ASU 2016-13 and its new credit impairment standard for financial assets measured at amortized cost offset by $65,000 of provision for credit losses on loans for the nine months ended September 30, 2023 . The ASU requires financial assets measured at amortized cost, including loans, to be presented at the net amount expected to be collected, through an ACL that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires the measurement of all expected credit losses for loans held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, the ASU requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied at prior reporting dates are still permitted, though the inputs to those techniques have changed to reflect the full amount of expected credit losses. The Bank has selected the Weighted Average Remaining Maturity Model (“WARM” or "CECL model"), for the loss calculation of each of the Bank’s loan pools utilizing a third-party software application. The WARM uses a quarterly loss rate and future expectations of loan balances to calculate an ACL. A loss rate is applied to pool balances over time.

The effect of implementing this ASU was recorded as a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which was January 1, 2023. The adoption of the new standard resulted in a $295,000 decrease to the ACL which was offset by a $290,000 increase in the allowance for off-balance sheet commitments that are not unconditionally cancelable. The decrease in ACL was due to a reduced emphasis on qualitative factors under the CECL model as the underlying historical loss data of the selected peer group is more robust with broader time horizons as compared to our actual historical loss data used under the incurred loss methodology. Under the CECL model, subsequent changes in the ACL are recorded through a charge to the provision for credit losses in the statement of (loss) income as the amounts expected to be collected change.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses. As of September 30, 2023 and December 31, 2022, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was estimated not to exceed $106.3 million, or 25.8% of total deposits, and $82.0 million, or 21.4% of total deposits, respectively.

Deposits increased $29.4 million, or 7.7%, to $411.8 million at September 30, 2023 from $382.4 million at December 31, 2022 primarily as a result of an $21.6 million increase in commercial deposits and a $7.8 million increase in retail deposits. Core deposits (defined as deposits other than time deposits) increased $6.4 million, or 2.0%, to $327.0 million at September 30, 2023 from $320.6 million at December 31, 2022. As of September 30, 2023, savings deposits increased $12.0 million, money market deposits increased $24.9 million, NOW and demand deposit accounts decreased $30.5 million and time deposits increased $23.0 million. There were $23.6 million and $18.1 million of brokered deposits included in time deposits at September 30, 2023 and December 31, 2022, respectively. Additionally, there were $20.6 million and $-0- of brokered deposits included in savings deposits at September 30, 2023 and December 31, 2022, respectively.

Borrowings. Total advances from Federal Home Loan Bank decreased $54.5 million, or 54.9%, to $44.9 million at September 30, 2023 from $99.4 million at December 31, 2022 due primarily to the net repayment of advances from the receipt of $25.6 million of net proceeds from the stock offering in connection with the conversion of the former First Seacoast Bancorp, MHC, a $29.4 million increase in total deposits and a $25.0 million advance from Federal Reserve Bank under the Federal Reserve's Bank Term Funding Program.

Total Stockholders’ Equity. Total stockholders’ equity increased $17.9 million, or 36.3%, to $67.3 million at September 30, 2023 from $49.3 million at December 31, 2022. This increase was due primarily to $25.6 million of net proceeds received from the conversion of the former First Seacoast Bancorp, MHC offset by the purchase of $2.2 million of common stock by the ESOP and an other comprehensive loss of $5.1 million related primarily to net changes in unrealized holding losses in the available-for-sale securities portfolio as a result of an increase in market interest rates during the nine months ended September 30, 2023.

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

Non-performing loans were $-0- and $89,000 at September 30, 2023 and December 31, 2022, respectively. At December 31, 2022, non-performing loans consisted primarily of a residential mortgage loan to a deceased borrower which had an outstanding balance of $84,000. The property was sold in April 2023 and the outstanding loan balance was paid in full. At September 30, 2023 and December 31, 2022, we had no foreclosed assets.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and September 30, 2022

Net Income. Net loss was $911,000 for the three months ended September 30, 2023, compared to net income of $468,000 for the three months ended September 30, 2022, a decrease of $1.4 million. The decrease was due primarily to a decrease in net interest and dividend income after provision (release) for credit losses of $1.4 million, an increase in non-interest expenses of $391,000 and a decrease in non-interest income of $51,000 offset by a decrease in income tax expense of $466,000 during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Interest and Dividend Income. Total interest and dividend income increased $946,000, or 22.4%, to $5.2 million for the three months ended September 30, 2023 compared to $4.2 million for the three months ended September 30, 2022. This increase was due to a $208,000 increase in interest and dividend income on investments and a $738,000 increase in interest and fees on loans. Interest and fees on loans for the three months ended September 30, 2023 and 2022 included $-0- and $7,000 of SBA fee and interest income earned on PPP loans, respectively.

Average interest-earning assets increased $32.1 million, to $536.2 million for the three months ended September 30, 2023 from $504.1 million for the three months ended September 30, 2022. The weighted average annualized yield on interest earning-assets increased to 3.85% for the three months ended September 30, 2023 from 3.35% for the three months ended September 30, 2022 primarily due to an increase in market interest rates. The weighted average annualized yield for the loan portfolio increased to 4.09% for the three months ended September 30, 2023 from 3.66% for the three months ended September 30, 2022 due primarily to an increase in market interest rates. The weighted average annualized yield for all other interest-earning assets increased to 3.00% for the three months ended September 30, 2023 from 2.31% for the three months ended September 30, 2022 due primarily to an increase in market interest rates.

Interest Expense. Total interest expense increased $2.2 million to $2.6 million for the three months ended September 30, 2023 from $427,000 for the three months ended September 30, 2022. Interest expense on deposits increased $1.5 million to $1.7 million for the three months ended September 30, 2023 from $151,000 for the three months ended September 30, 2022. The average balance of interest-bearing deposits increased $28.9 million, or 9.7%, to $328.5 million for the three months ended September 30, 2023 from $299.6 million for the three months ended September 30, 2022 primarily as a result of an increase in the average balance of money market, savings and time deposits offset by a decrease in the average balances of NOW and demand deposits. The weighted average annualized rate of interest-bearing deposits increased to 2.03% for the three months ended September 30, 2023 from 0.20% for the three months ended September 30, 2022 primarily as a result of an increase in market interest rates and to respond to deposit pricing by competitors.

Interest expense on borrowings increased $652,000 to $928,000 for the three months ended September 30, 2023 from $276,000 for the three months ended September 30, 2022 primarily due to an increase in the average balance of borrowings and an increase in market interest rates. The average balance of borrowings increased $6.1 million, or 8.5%, to $78.2 million for the three months ended September 30, 2023 from $72.1 million for the three months ended September 30, 2022. The weighted average annualized rate of borrowings increased to 4.75% for the three months ended September 30, 2023 from 1.53% for the three months ended September 30, 2022 due to an increase in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income decreased $1.2 million, or 32.3%, to $2.6 million for the three months ended September 30, 2023 from $3.8 million for the three months ended September 30, 2022. This decrease was due to an increase of $34.9 million, or 9.4%, in the average balance of interest-bearing liabilities, consisting primarily of an increase in the average balance of borrowings and time deposits, during the three months ended September 30, 2023 offset by a $32.1 million, or 6.4%, increase in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans and non-taxable debt securities. Annualized net interest margin decreased to 1.92% for the three months ended September 30, 2023 from 3.01% for the three months ended September 30, 2022 due primarily to an increase in the average rate of borrowings and interest-bearing deposits offset by an increase in the average yield on interest-earning assets.

Provision for Credit Losses. Based on management’s analysis of the ACL, a $120,000 provision for credit losses expense was recorded for the three months ended September 30, 2023, compared to a $60,000 release for credit losses for the three months ended September 30, 2022. The provision for credit losses expense for the three months ended September 30, 2023 consisted of a $30,000 provision for credit losses on loans and a $90,000 provision for credit losses on off-balance sheet credit exposures.

Non-Interest Income. Non-interest income decreased $51,000, or 14.0%, to $314,000 for the three months ended September 30, 2023 compared to $365,000 for the three months ended September 30, 2022. The decrease in non-interest income during the three months ended September 30, 2023 was due primarily to a $34,000 decrease in customer service fees and an $18,000 decrease in loan servicing fee income.

Non-Interest Expense. Non-interest expense increased $391,000, or 10.5%, to $4.1 million for the three months ended September 30, 2023 from $3.7 million for the three months ended September 30, 2022. The increase was primarily due to a $258,000, or 11.6%, increase in salaries and employee benefits, a $27,000, or 77.1%, increase in deposit insurance fees, a $75,000, or 22.8%, increase in data processing, a $37,000, or 27.0%, increase in marketing and a $26,000, or 14.5%, increase in occupancy expense offset by a $69,000, or 26.0%, decrease in professional fees and assessments. The increase in salaries and employee benefits during the three months ended September 30, 2023, was due to headcount additions and normal salary increases.

Income Taxes. Income tax expense decreased $466,000 to a benefit of $427,000 for the three months ended September 30, 2023 from an expense of $39,000 for the three months ended September 30, 2022. The effective tax rate was (31.9)% and 7.7% for the three months ended September 30, 2023 and 2022, respectively. The decrease in income tax expense and the effective tax rate for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was due primarily to a $1.8 million decrease in income before income tax (benefit) expense for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of net deferred fee (expense) income, discounts and premiums that are amortized or accreted to interest income or interest expense. Average loan balances exclude loans held for sale, if applicable. The following table includes no out-of-period items or adjustments.

	For the Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$418,744	$4,281	4.09%	$387,604	$3,543	3.66%
Taxable debt securities	49,828	345	2.77%	55,966	271	1.94%
Non-taxable debt securities	59,743	443	2.97%	50,726	342	2.70%
Interest-bearing deposits with other banks	5,164	40	3.10%	6,802	24	1.41%
Federal Home Loan Bank stock	2,701	54	8.00%	2,982	37	4.96%
Total interest-earning assets	536,180	5,163	3.85%	504,080	4,217	3.35%
Non-interest-earning assets	18,833			16,539
Total assets	$555,013			$520,619
Interest-bearing liabilities:
NOW and demand deposits	$99,442	$120	0.48%	$116,690	$43	0.15%
Money market deposits	78,327	571	2.92%	65,596	31	0.19%
Savings accounts	68,500	320	1.87%	63,526	8	0.05%
Time deposits	82,240	655	3.19%	53,760	69	0.51%
Total interest-bearing deposits	328,509	1,666	2.03%	299,572	151	0.20%
Borrowings	78,191	928	4.75%	72,079	276	1.53%
Other	1,530	2	0.52%	1,642	—	—
Total interest-bearing liabilities	408,230	2,596	2.54%	373,293	427	0.46%
Non-interest-bearing deposits	69,813			90,645
Other noninterest-bearing liabilities	4,526			4,029
Total liabilities	482,569			467,967
Total stockholders' equity	72,444			52,652
Total liabilities and stockholders' equity	$555,013			$520,619
Net interest income		$2,567			$3,790
Net interest rate spread (1)			1.31%			2.89%
Net interest-earning assets (2)	$127,950			$130,787
Net interest margin (3)			1.92%			3.01%
Average interest-earning assets to interest-bearing liabilities	131.34%			135.04%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee expense included in loan interest totaled $103,000 and $118,000 for the three months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$298	$440	$738
Taxable debt securities	(32)	106	74
Non-taxable debt securities	65	36	101
Interest-bearing deposits with other banks	(7)	23	16
Federal Home Loan Bank stock	(4)	21	17
Total interest-earning assets	320	626	946
Interest-bearing liabilities:
NOW and demand deposits	(7)	84	77
Money market deposits	7	533	540
Savings accounts	1	311	312
Time deposits	54	532	586
Total interest-bearing deposits	55	1,460	1,515
Borrowings	25	627	652
Other	—	2	2
Total interest-bearing liabilities	80	2,089	2,169
Change in net interest income	$240	$(1,463)	$(1,223)

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and September 30, 2022

Net Income. Net loss was $987,000 for the nine months ended September 30, 2023, compared to net income of $1.0 million for the nine months ended September 30, 2022, a decrease of $2.0 million, or 194.9%. The decrease was due primarily to a decrease in net interest and dividend income after provision (release) for credit losses of $2.7 million and an increase in non-interest expenses of $727,000 offset by an increase in non-interest income of $616,000 and a decrease in income tax expense of $830,000 during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Interest and Dividend Income. Total interest and dividend income increased $2.7 million, or 21.9%, to $14.8 million for the nine months ended September 30, 2023 compared to $12.1 million for the nine months ended September 30, 2022. This increase was due to a $865,000 increase in interest and dividend income on investments and a $1.8 million increase in interest and fees on loans. Interest and fees on loans for the nine months ended September 30, 2023 and 2022 included $-0- and $233,000 of SBA fee and interest income earned on PPP loans, respectively.

Average interest-earning assets increased $36.8 million, to $528.5 million for the nine months ended September 30, 2023 from $491.7 million for the nine months ended September 30, 2022. The weighted average annualized yield on interest earning-assets increased to 3.73% for the nine months ended September 30, 2023 from 3.29% for the nine months ended September 30, 2022 primarily due to an increase in market interest rates. The weighted average annualized yield for the loan portfolio increased to 3.96% for the nine months ended September 30, 2023 from 3.64% for the nine months ended September 30, 2022 due primarily to an increase in market interest rates. The weighted average annualized yield for all other interest-earning assets increased to 2.92% for the nine months ended September 30, 2023 from 2.07% for the nine months ended September 30, 2022 due primarily to an increase in market interest rates.

Interest Expense. Total interest expense increased $5.2 million to $6.0 million for the nine months ended September 30, 2023 from $818,000 for the nine months ended September 30, 2022. Interest expense on deposits increased $3.1 million to $3.5 million for the nine months ended September 30, 2023 from $400,000 for the nine months ended September 30, 2022. The average balance of interest-bearing deposits increased $15.3 million, or 5.2%, to $312.0 million for the nine months ended September 30, 2023 from $296.7 million for the nine months ended September 30, 2022 primarily as a result of an increase in the average balance of money market, savings and time deposits offset by a decrease in the average balances of NOW and demand deposits. The weighted average annualized rate of interest-bearing deposits increased to 1.46% for the nine months ended September 30, 2023 from 0.18% for the nine months ended September 30, 2022 primarily as a result of an increase in market interest rates and to respond to deposit pricing by competitors.

Interest expense on borrowings increased $2.2 million to $2.6 million for the nine months ended September 30, 2023 from $418,000 for the nine months ended September 30, 2022 primarily due to an increase in the average balance of borrowings and an increase in market interest rates. The average balance of borrowings increased $22.6 million, or 40.9%, to $78.0 million for the nine months ended September 30, 2023 from $55.4 million for the nine months ended September 30, 2022. The weighted average annualized rate of borrowings increased to 4.43% for the nine months ended September 30, 2023 from 1.01% for the nine months ended September 30, 2022 due to an increase in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income decreased $2.6 million, or 22.8%,to $8.7 million for the nine months ended September 30, 2023 from $11.3 million for the nine months ended September 30, 2022. This decrease was due to an increase of $38.0 million, or 10.8%, in the average balance of interest-bearing liabilities, consisting primarily of an increase in the average balance of borrowings and time deposits, during the nine months ended September 30, 2023 offset by a $36.8 million, or 7.5%, increase in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans and non-taxable debt securities. Annualized net interest margin decreased to 2.21% for the nine months ended September 30, 2023 from 3.07% for the nine months ended September 30, 2022 due primarily to an increase in the average rate of borrowings and interest-bearing deposits offset by an increase in the average yield on interest-earning assets.

Provision for Credit Losses. Based on management’s analysis of the ACL, a $170,000 provision for credit losses expense was recorded for the nine months ended September 30, 2023, compared to a $-0- provision for credit losses expense for the nine months ended September 30, 2022. The provision for credit losses expense for the nine months ended September 30, 2023 consisted of a $65,000 provision for credit losses on loans and a $105,000 provision for credit losses on off-balance sheet credit exposures.

Non-Interest Income. Non-interest income increased $616,000, or 51.1%, to $1.8 million for the nine months ended September 30, 2023 compared to $1.2 million for the nine months ended September 30, 2022. The increase in non-interest income during the nine months ended September 30, 2023 was due primarily to an $849,000 gain on termination of interest rate swaps offset by a $52,000 decrease in securities gains, net, a $91,000 decrease in customer service fees, a $32,000 decrease in investment service fees and a $69,000 decrease in loan servicing fee income.

Non-Interest Expense. Non-interest expense increased $727,000, or 6.4%, to $12.1 million for the nine months ended September 30, 2023 from $11.3 million for the nine months ended September 30, 2022. The increase was primarily due to a $423,000, or 6.1%, increase in salaries and employee benefits, a $85,000, or 78.0%, increase in deposit insurance fees, a $139,000, or 13.2%, increase in data processing, a $92,000, or 32.2%, increase in marketing, and a $30,000, or 5.4%, increase in occupancy expense, offset by a $54,000, or 6.9%, decrease in professional fees and assessments. The increase in salaries and employee benefits during the nine months ended September 30, 2023, was due primarily to normal salary increases.

Income Taxes. Income tax expense decreased $830,000 to a benefit of $667,000 for the nine months ended September 30, 2023 from an expense of $163,000 for the nine months ended September 30, 2022. The effective tax rate was (40.3)% and 13.5% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in income tax expense and the effective tax rate for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was due primarily to a $2.9 million decrease in income before income tax (benefit) expense and an increase in the amount of non-taxable income as a percentage of income before income tax (benefit) expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of net deferred fee (expense) income, discounts and premiums that are amortized or accreted to interest income or interest expense. Average loan balances exclude loans held for sale, if applicable. The following table includes no out-of-period items or adjustments.

	For the Nine Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$410,902	$12,215	3.96%	$381,466	$10,427	3.64%
Taxable debt securities	49,684	928	2.49%	52,915	706	1.78%
Non-taxable debt securities	58,677	1,305	2.97%	48,298	900	2.48%
Interest-bearing deposits with other banks	6,330	159	3.35%	6,535	46	0.93%
Federal Home Loan Bank stock	2,934	185	8.41%	2,483	60	3.22%
Total interest-earning assets	528,527	14,792	3.73%	491,697	12,139	3.29%
Non-interest-earning assets	17,935			14,946
Total assets	$546,462			$506,643
Interest-bearing liabilities:		`
NOW and demand deposits	$102,994	$268	0.35%	$111,978	$75	0.09%
Money market deposits	69,302	1,122	2.16%	67,407	86	0.17%
Savings deposits	65,774	674	1.37%	61,510	21	0.05%
Time deposits	73,973	1,354	2.44%	55,813	218	0.52%
Total interest-bearing deposits	312,043	3,418	1.46%	296,708	400	0.18%
Borrowings	78,043	2,593	4.43%	55,404	418	1.01%
Other	1,798	36	2.67%	1,747	—	—
Total interest-bearing liabilities	391,884	6,047	2.06%	353,859	818	0.31%
Non-interest-bearing deposits	78,925			93,617
Other non-interest-bearing liabilities	4,073			3,807
Total liabilities	474,882			451,283
Total stockholders' equity	71,580			55,360
Total liabilities and stockholders' equity	$546,462			$506,643
Net interest income		$8,745			$11,321
Net interest rate spread (1)			1.67%			2.98%
Net interest-earning assets (2)	$136,643			$137,838
Net interest margin (3)			2.21%			3.07%
Average interest-earning assets to interest-bearing liabilities	134.87%			138.95%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee expense included in loan interest totaled $276,000 and $71,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

	Nine Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$838	$950	$1,788
Taxable debt securities	(45)	267	222
Non-taxable debt securities	212	193	405
Interest-bearing deposits with other banks	(1)	114	113
Federal Home Loan Bank stock	13	112	125
Total interest-earning assets	1,017	1,636	2,653
Interest-bearing liabilities:
NOW and demand deposits	(7)	200	193
Money market deposits	2	1,034	1,036
Savings deposits	2	651	653
Time deposits	92	1,044	1,136
Total interest-bearing deposits	89	2,929	3,018
Borrowings	234	1,941	2,175
Other	—	36	36
Total interest-bearing liabilities	323	4,906	5,229
Change in net interest income	$694	$(3,270)	$(2,576)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. As of September 30, 2023 and December 31, 2022, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, had an estimated value not exceeding $106.3 million, or 25.8% of total deposits, and $82.0 million, or 21.4% of total deposits, respectively. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the FHLB as supplemental sources of funds. At September 30, 2023 and December 31, 2022, we had $44.9 million and $99.4 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $99.2 million and $36.5 million, respectively. Additionally, at September 30, 2023 and December 31, 2022, we had an overnight line of credit with the FHLB for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At September 30, 2023 and December 31, 2022, there were no outstanding balances under any of these additional credit facilities.

The Bank has established two secured credit facilities with the FRB – Bank Term Funding Program (“BTFP”) and Borrower-In-Custody of Collateral Program (“BIC”). At September 30, 2023, the Bank’s remaining borrowing capacity is $7.3 million under the BTFP and is based upon eligible collateral, principally government-sponsored enterprise obligations, mortgage-backed securities and collateralized mortgage obligations issued by various U.S. Government agencies, owned as of March 12, 2023. The interest rate for term advances under the BTFP will be the one-year overnight index swap rate plus 10 basis points and fixed for the term of the advance – up to one year - on the day the advance is made. Advances can be requested under the BTFP until at least March 11, 2024. At September 30, 2023, the Bank’s borrowing capacity is $55.5 million under the BIC and is based upon eligible collateral - principally general obligation municipal bonds. The entire balance of this credit facility was available at September 30, 2023.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash (used) provided by operating activities was $(417,000) and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchases, and the purchase of securities available-for-sale, offset by proceeds from the unwinding of interest rate swaps, principal collections on loans and proceeds from the sale, maturity and principal payments on securities available-for-sale, was $25.5 million and $49.4 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by financing activities, consisting primarily of proceeds from the sale of common stock, activity in deposit accounts and FHLB and FRB advances, was $24.8 million and $47.7 million for the nine months ended September 30, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of September 30, 2023. Our current strategy is to increase core deposits and utilize FHLB and FRB advances, as well as brokered deposits, to fund loan growth.

First Seacoast Bancorp, Inc. is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At September 30, 2023, the Company (on an unconsolidated basis) had liquid assets of $20.0 million.

At September 30, 2023, First Seacoast Bank exceeded all its regulatory capital requirements. See Note 12 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of September 30, 2023 and December 31, 2022:

As of September 30, 2023:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$46,543	$(33,881)	(42.1)%	10.7%	$(506)
300 bp	54,344	(26,080)	(32.4)	12.1	(373)
200 bp	62,570	(17,854)	(22.2)	13.3	(245)
100 bp	72,087	(8,337)	(10.4)	14.7	(105)
0	80,424	—	—	15.8	—
(100) bp	88,231	7,807	9.7	16.6	85
(200) bp	94,262	13,838	17.2	17.1	133
(300) bp	97,630	17,206	21.4	17.1	133
(400) bp	98,183	17,759	22.1	16.7	88
As of December 31, 2022:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$64,978	$(31,915)	(32.9)%	15.3%	$(401)
300 bp	72,904	(23,989)	(24.8)	16.4	(284)
200 bp	80,715	(16,178)	(16.7)	17.5	(180)
100 bp	89,144	(7,749)	(8.0)	18.5	(78)
0	96,893	—	—	19.3	—
(100) bp	102,856	5,963	6.2	19.6	37
(200) bp	106,776	9,883	10.2	19.6	35
(300) bp	107,095	10,202	10.5	19.0	(29)
(400) bp	99,984	3,091	3.2	17.3	(199)

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of September 30, 2023 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 22.2% decrease in economic value of equity which was above the Board approved limit of 20.0%. At the same date, our analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Company would experience a 17.2% increase in the economic value of equity which was within Board approved limits.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of September 30, 2023, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended September 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2023, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable, as First Seacoast Bancorp, Inc. is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no stock repurchases or sales of unregistered securities during the quarter ended September 30, 2023.

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

101

The following materials for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP, INC.

Date: November 9, 2023	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: November 9, 2023	/s/ Richard M. Donovan
Richard M. Donovan
Senior Vice President and Chief Financial Officer