Form 10-K
period 2023-12-31
First Seacoast Bancorp, Inc.
filed 2024-03-29
CIK 1943802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 001-41597

First Seacoast Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	92-0334805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

633 Central Avenue, Dover, New Hampshire	03820
(Address of principal executive offices)	(Zip code)

(603) 742-4680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	FSEA	The Nasdaq Stock Market LLC
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $39.4 million.

As of March 22, 2024, there were 5,077,164 outstanding shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 30, 2024, are incorporated by reference into Part II and Part III of this report.

PART I

Unless the context requires otherwise, all references to the “Company,” “we,” “us” and “our” refer to First Seacoast Bancorp, Inc. together with its bank subsidiary, First Seacoast Bank.

Forward-Looking Statements

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements about the Company and its industry involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company’s future financial condition, results of operations, business plans, liquidity, cash flows, projected costs and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the quality of our loan and investment portfolios; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, you should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

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
•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make;
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
•
our ability to manage market risk, credit risk, and operational risk, including cybersecurity risks;

•
our ability to enter new markets successfully and capitalize on growth opportunities;
•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1. Business

First Seacoast Bancorp, Inc.

First Seacoast Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is the savings and loan holding company for First Seacoast Bank (the “Bank”). The Company conducts its operations primarily through its wholly-owned subsidiary, First Seacoast Bank.

The Company is the successor to First Seacoast Bancorp (a federal corporation). Effective January 19, 2023, the Company succeeded First Seacoast Bancorp (a federal corporation) as the holding company for First Seacoast Bank in connection with the conversion of First Seacoast Bancorp, MHC, the former federal mutual holding company for First Seacoast Bank, from mutual to stock form. At December 31, 2023, the Company had total consolidated assets of $571.0 million, loans of $430.0 million, deposits of $404.8 million and stockholders’ equity of $66.6 million.

The Company’s executive offices are located at 633 Central Avenue, Dover, New Hampshire 03820, and the telephone number is (603) 742-4680. Our website address is www.firstseacoastbank.com. Information on our website is not and should not be considered a part of this annual report. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

First Seacoast Bank

First Seacoast Bank, a federally-chartered savings bank headquartered in Dover, New Hampshire, has served residents of the Seacoast area of New Hampshire since 1890. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank, in one- to four-family residential real estate loans, commercial real estate and multi-family real estate loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans. In recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, on originating higher yielding commercial real estate and commercial and industrial loans.

Our results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings, and non-interest income largely from customer service fees. The results of operations are also affected by the level of operating expenses, the provision for credit losses, the impact of federal and state income taxes, the relative levels of interest rates and local and national economic activity.

Investment management services are offered through FSB Wealth Management. FSB Wealth Management is a division of First Seacoast Bank. The division currently consists of two financial advisors who are located at 629 Central Avenue, Dover, New Hampshire, adjacent to our main office. FSB Wealth Management provides access to non-FDIC insured products that include retirement planning, portfolio management, investment and insurance strategies, business retirement plans and college planning to individuals throughout our primary market area. These investments and services are offered through a third-party registered broker-dealer and investment advisor. FSB Wealth Management receives fees from advisory services and commissions on individual investment and insurance products purchased by clients.

The assets held for wealth management customers are not assets of the Company and, accordingly, are not reflected in the Company’s consolidated balance sheets. Assets under management totaled approximately $123.5 million and $96.0 million at December 31, 2023 and 2022, respectively. On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a final adjusted purchase price of $324,000 (included in other assets at December 31, 2023 and 2022, net of amortization), of which $172,000 was paid at closing. Each client account was assigned a value, and as each client transferred to the Bank, 85% of this value was paid to the seller. During June 2023, the transition of client accounts was completed and the balance of the purchase price was paid to the seller. As of December 31, 2023 and 2022, approximately $25.7 million and $23.0 million of purchased client accounts are included in total assets under management, respectively. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period. During the year ended December 31, 2023 and 2022, $30,000 and $34,000 of amortization expense was recorded, respectively.

First Seacoast Bank is active in the communities we serve. The Bank makes investments in community development lending and investments in low-income housing, all of which strive to improve the communities we serve. In 2019, First Seacoast Bancorp (a federal corporation) established First Seacoast Community Foundation, Inc., a charitable foundation dedicated to supporting charitable organizations operating in the Bank’s local community.

First Seacoast Bank is subject to comprehensive regulation and examination by its primary federal regulator, the Office of the Comptroller of the Currency.

Available Information

The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Our Internet website is www.firstseacoastbank.com. You can obtain on our website, free of charge, copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Market Area

We conduct our operations from four full-service banking offices in Strafford County, New Hampshire and one full-service banking office in Rockingham County, New Hampshire, located in the southeastern part of the state along the New Hampshire Seacoast. We consider our primary lending market area to be Strafford and Rockingham Counties in New Hampshire and York County in southern Maine.

The New Hampshire and southern Maine Seacoast region’s economy is fairly diversified, with employment in education, healthcare, government, services, retail and manufacturing sectors. Our Strafford County branches are located in the cities of Dover, Durham, Barrington and Rochester, New Hampshire. Top employment sectors in Strafford County include healthcare, government, education, insurance, retail and textile manufacturing. Our Rockingham County branch is located in the city of Portsmouth, New Hampshire. Top employment sectors in Rockingham County include healthcare, government, insurance, pharmaceuticals and biotech. Additionally, although we do not have a branch office in York County, Maine, many of our customers work and reside in York County, which is contiguous to Strafford County. Our Dover headquarters is conveniently located approximately 65 miles from Boston and less than 50 miles from each of Manchester, New Hampshire and Portland, Maine.

We view the greater Seacoast region as a primary area for growth, in light of its favorable demographic characteristics, such as a growing population in some relatively affluent markets. At the same time, the attractive features of the region have fostered a highly competitive environment for financial service providers.

Competition

The financial services industry is highly competitive. The Company experiences substantial competition with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other non-bank financial service providers in attracting deposits, making loans and attracting wealth management customers. The competing major commercial banks have greater resources that may provide them a competitive advantage by enabling them to maintain numerous branch offices and mount extensive advertising campaigns. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers and the accelerating pace of consolidation among financial services providers.

The financial services industry has become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.

Some of the Company’s non-banking competitors have fewer regulatory constraints and may have lower cost structures. In addition, some of the Company’s competitors have assets, capital and lending limits greater than that of the Company, greater access to capital markets and offer a broader range of products and services than the Company. These institutions may have the ability to finance wide-ranging advertising campaigns and may also be able to offer lower rates on loans and higher rates on deposits than the Company can offer.

Various in-state market competitors and out-of-state banks continue to enter or have announced plans to enter or expand their presence in the market areas in which the Company currently operates. With the addition of new banking presences within our market, the Company expects increased competition for loans, deposits and other financial products and services. Our competition for loans comes primarily from financial institutions in our market area. Our experience in recent years is that many financial institutions in our market area, especially community banks that are seeking to significantly expand their commercial loan portfolios and banks located in lower growth regions in New Hampshire and Maine, have been willing to price commercial loans aggressively in order to gain market share.

The Company will continue to rely upon local promotional activities, personal relationships established by officers, directors and employees with their customers and specialized services tailored to meet the needs of the communities served. Management believes that it can compete effectively as a result of local market knowledge, local decision making and awareness of customer needs.

Lending Activities

Historically, our lending activities have emphasized one- to four-family residential real estate loans, and such loans continue to comprise the largest portion of our loan portfolio. Other areas of lending include commercial real estate loans and multi-family real estate loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial real estate and commercial and industrial loans, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We compete for loans by offering high quality personalized service, providing convenience and flexibility, providing timely responses on loan applications and by offering competitive pricing of loan products.

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 16 of the notes to our consolidated financial statements of this annual report.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential real estate	$268,943	62.5%	$252,806	62.8%
Commercial real estate	86,566	20.1%	80,616	20.0%
Acquisition, development and land	17,520	4.1%	18,490	4.6%
Commercial and industrial	25,511	5.9%	24,059	6.0%
Home equity loans and lines of credit	14,093	3.3%	10,161	2.6%
Multi-family	7,582	1.8%	8,186	2.0%
Consumer	9,816	2.3%	8,187	2.0%
Total loans	$430,031	100.0%	$402,505	100.0%
Allowance for credit losses on loans	(3,390)		(3,581)
Net loans	$426,641		$398,924

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2023	One- to Four- Family Residential Real Estate	Commercial Real Estate	Acquisition, Development and Land	Commercial and Industrial
	(In thousands)
Amounts due in:
One year or less	$73	$818	$1,314	$2,357
More than one to five years	2,594	14,861	2,250	15,547
More than five years to fifteen years	39,363	45,740	2,696	6,877
More than fifteen years	226,913	25,147	11,260	730
Total	$268,943	$86,566	$17,520	$25,511

December 31, 2023	HELOC	Multi-family	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$55	$—	$47	$4,664
More than one to five years	31	217	1,369	36,869
More than five years to fifteen years	1,495	7,365	851	104,387
More than fifteen years	12,512	—	7,549	284,111
Total	$14,093	$7,582	$9,816	$430,031

Fixed vs. Adjustable Rate Loans. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024.

	December 31, 2023
	Fixed	Adjustable	Total
	(In thousands)
One- to four-family residential real estate	$258,260	$10,610	$268,870
Commercial real estate	33,053	52,695	85,748
Acquisition, development and land	6,625	9,581	16,206
Commercial and industrial	19,835	3,319	23,154
Home equity loans and lines of credit	36	14,002	14,038
Multi-family	4,761	2,821	7,582
Consumer	9,769	—	9,769
Total	$332,339	$93,028	$425,367

One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, substantially all of which are collateralized by the primary residence of the borrower. At December 31, 2023, we had $268.9 million of loans secured by one- to four-family residential real estate, representing 62.5% of our total loan portfolio. Generally, all of our one- to four-family residential real estate loans are secured by properties located in the New Hampshire and southern Maine Seacoast region. Purchased loans are secured by properties located in the greater Boston market in a contiguous state.

Our one- to four-family residential real estate loans have terms of up to 30 years and are generally underwritten according to Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) guidelines in amounts up to the maximum conforming loan limits as established by Freddie Mac. We refer to loans that conform to such guidelines as “conforming loans.” We also originate loans above the conforming limits, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans.

At December 31, 2023, 96.1% of our one- to four-family residential real estate loans were fixed-rate loans. We sell a portion of fixed-rate conforming loans that we originate on a servicing-retained basis. Secondary market investors that purchase our loans may include Freddie Mac, the New Hampshire Housing Finance Authority and other investors.

At December 31, 2023, 3.9% of our one- to four-family residential real estate loans were adjustable-rate loans. Our adjustable-rate mortgage loans have initial repricing terms of one, three or five years. Following the initial repricing term, such loans adjust annually for the balance of the loan term. Adjustable-rate mortgage loans are indexed to the One-Year U.S. Treasury Constant Maturity rate, plus a margin. The majority of such loans have an annual interest rate adjustment cap of 2.0% and a lifetime adjustment cap ranging from 4.0% to 6.0%. We typically hold our adjustable-rate one- to four-family residential real estate loans in our portfolio.

Loan-to-value ratios are determined by collateral type and occupancy level. We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80%. Loans where the borrower obtains private mortgage insurance may be made in excess of this limit, pursuant to requirements set by the insurance provider.

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for one- to four-family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories).

Generally, residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable if, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. All borrowers are required to obtain title insurance for the benefit of First Seacoast Bank. We also require appropriate insurance coverage on properties securing real estate loans.

Commercial Real Estate and Multi-Family Real Estate Loans. Consistent with our strategy to diversify our loan portfolio and increase our yield, we have focused on the origination of commercial real estate and multi-family real estate loans. At December 31, 2023, we had $94.1 million in commercial real estate and multi-family real estate loans, representing 21.9% of our total loan portfolio. Of this aggregate amount, we had $54.3 million in owner-occupied commercial real estate loans, $32.2 million in non-owner-occupied commercial real estate loans and $7.6 million in multi-family real estate loans.

Our commercial real estate loans are secured by a variety of properties in our primary market area, including retail spaces, distribution centers, office buildings, manufacturing and warehouse properties, convenience stores and other local businesses, without any material concentrations in property type. Our multi-family real estate loans are secured by properties consisting of five or more rental units in our market area, including apartment buildings and student housing.

Commercial and multi-family real estate loans generally have higher balances and entail greater credit risks compared to one- to four-family residential real estate loans. The repayment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial and multi-family real estate than residential properties. If we foreclose on a commercial or multi-family real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial and multi-family real estate loans can be unpredictable and substantial.

Our commercial and multi-family real estate loans are generally originated as 10-year balloon loans, which reprice after five years and are amortized over 20 years. Interest rates on such loans are generally indexed to the Federal Home Loan Bank Five-Year Regular Classic Rate, plus a margin. The maximum loan-to-value ratio of our commercial and multi-family real estate loans is generally 80% of the lower of purchase price or appraised value of the properties securing the loan and generally requires a minimum debt-service coverage ratio of 1.2x.

We consider a number of factors in originating commercial and multi-family real estate loans. In addition to the debt-service coverage ratio, we evaluate the loan purpose, the quality of collateral and the borrower’s qualifications, experience, credit history, cash flows and financial statements and sources of repayment. Personal guarantees are generally obtained from the principals of closely-held companies. We gather information on environmental risks associated with commercial properties and also require appropriate insurance coverage on properties securing real estate loans. In addition, the borrower’s and guarantor’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates. We also purchase and participate in commercial and multi-family real estate loans from other financial institutions. Such loans are subject to the same underwriting criteria and loan approval requirements applied to loans originated by First Seacoast Bank.

At December 31, 2023, the average loan balance outstanding in the commercial real estate loans portfolio was $471,000, and the largest individual commercial real estate loan outstanding was a $4.8 million loan secured by two commercial properties. This loan was performing in accordance with its original repayment terms at December 31, 2023. At December 31, 2023, the average loan balance outstanding in the multi-family real estate loans portfolio was $758,000, and the largest individual multi-family real estate loan outstanding was a $4.5 million participation loan secured by a 204-unit property. This loan was performing in accordance with its original repayment terms at December 31, 2023.

Acquisition, Development and Land Loans. At December 31, 2023, acquisition, development and land loans were $17.5 million, or 4.1%, of our total loan portfolio. These loans consist of residential construction loans, commercial and multi-family real estate construction loans and land loans. At December 31, 2023, the average loan balance outstanding in the acquisition, development and land loan portfolio was $388,000.

We originate loans to finance the construction or rehabilitation of owner-occupied one- to four-family residential properties to the prospective homeowners primarily located in our market area. Upon completion of construction, such loans convert to permanent mortgage loans. At December 31, 2023, residential construction loan balances were $4.9 million, or 1.1% of our total loan portfolio, with an additional $8.4 million available for advance to borrowers. Residential construction loans are generally structured as interest-only for nine months, with a loan-to-value ratio generally not exceeding 80% of the appraised value on a completed basis or the loan-to-cost of completion, whichever is less. However, if private mortgage insurance is obtained, we will consider a loan-to-value ratio up to 97%. We work with a third-party construction management firm that reviews each project before we approve the loan and continues to monitor and inspect the project during the construction phase, as disbursements are made. Once the construction project is satisfactorily completed, generally within nine months, the loan will convert to a permanent, amortizing mortgage loan for the remaining term of the loan, generally up to a maximum of 30 years total or 15 years for manufactured homes. The interest rate may be fixed or adjustable. At December 31, 2023, our largest individual residential construction loan outstanding was $774,000 and it was performing in accordance with its original repayment terms.

We also originate loans to finance the construction of commercial properties, primarily owner-occupied properties located in our market area. Upon completion of construction, such loans generally convert to permanent commercial mortgage loans. At December 31, 2023, commercial construction loan balances totaled $11.4 million, or 2.7% of our total loan portfolio, with an additional $7.6 million available for advance to borrowers. Commercial real estate construction loans are generally structured as interest-only for up to 18 months, with a loan-to-value of 80% of the appraised value on a completed basis or a loan-to-cost of completion ratio of up to 85%. We may also originate commercial constructions loans with an initial loan-to-value ratio of 90% when coupled with the U.S. Small Business Administration 504 Loan program. We work with a third-party construction management firm that reviews each project before we approve the loan and continues to monitor and inspect the project during the construction phase, as disbursements are made. Once the construction project is satisfactorily completed, generally within 18 months, the loan will convert to a permanent, amortizing mortgage loan for the remaining term of the loan, generally up to a maximum of 20 years total (including the construction phase). The interest rate may be fixed or adjustable. At December 31, 2023, our largest commercial real estate construction loan had an outstanding balance of $2.0 million, and it was performing in accordance with its original repayment terms.

Construction loans generally involve greater credit risk than financing improved real estate, because funds are advanced upon the security of the project, which is of uncertain value before its completion. Risk of loss on a construction loan also depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also carry the risk that construction will not be completed on time in accordance with specifications and projected costs.

We also originate loans to finance the acquisition and development of land. Land development loans are generally secured by vacant land located in our primary market and in process of improvement. At December 31, 2023, land development loan balances were $1.2 million, or 0.3%, of our total loan portfolio. We generally originate commercial land development loans with loan-to-value ratios of up to 70% where all approvals and permits for improvements are already in place and up to 50% where approvals and permits are not yet in place. The maximum construction term is generally 9 months for residential development properties and 18 months for commercial development properties. At December 31, 2023, our largest land loan had an outstanding balance of $563,000, and it was performing in accordance with its original repayment terms.

Land development loans generally involve greater credit risk than long-term financing on developed real estate. If a loan is made on property that is not yet approved for the planned development, there is a risk that necessary approvals will not be granted or will be delayed. Risk of loss on a land development loan also depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of development costs is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Land development loans also carry the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, repayment of these loans can be dependent on the sale of the property to third parties, and the ultimate sale or rental of the property may not occur as anticipated.

Commercial and Industrial Loans. At December 31, 2023, we had $25.5 million of commercial and industrial loans representing 5.9% of our total loan portfolio. At December 31, 2023, the average loan balance outstanding in the commercial and industrial loans portfolio was $201,000, and the largest individual commercial and industrial loan outstanding was $2.5 million secured by marketable securities. This loan was performing in accordance with its original repayment terms at December 31, 2023.

We originate commercial and industrial loans, including equipment loans and business acquisition loans, and lines of credit to businesses operating in our local market area. Our commercial and industrial loans are generally used by the borrowers for working capital purposes or for acquiring equipment, inventory or furniture. Borrowers include professional organizations, family-owned businesses and not-for-profit businesses. These loans are generally secured by non-real estate business and personal assets, including equipment, inventory, accounts receivable and marketable securities, although we may support this collateral with liens on real property such as buildings and equipment. We generally require our commercial business borrowers to maintain their primary deposit accounts with us, which improves our overall interest rate spread and profitability.

Our commercial and industrial loans include term loans and revolving lines of credit and are made with either variable or fixed rates of interest. Variable interest rates are indexed to the Prime Rate as published in the Wall Street Journal, plus a margin. Commercial and industrial loans typically have shorter terms to maturity and higher interest rates than commercial real estate loans.

When originating commercial and industrial loans, we consider the financial history of the borrower, the debt service capabilities and cash flows of the borrower and other guarantors and the value of the underlying collateral. We generally require personal guarantees by the principals, as well as other appropriate guarantors, when personal assets are in joint names or a principal’s net worth is not sufficient to support the loan. Commercial and industrial loans can have a loan-to-value ratio of up to 80% of the value of the collateral securing the loan.

To assist small businesses with their credit needs for working capital, equipment and new real estate construction or acquisition, we originate commercial and industrial loans under the Small Business Administration 7(a) and Express Guarantee programs. Typically, a 7(a) loan includes a 75% guarantee and an Express loan includes a 50% guarantee from the U.S. Government. At December 31, 2023, we had five loans outstanding with an aggregate principal balance of $2.2 million with Small Business Administration 7(a) guarantees totaling $1.7 million and three Small Business Administration Express loans with an aggregate principal balance of $75,000 with guarantees totaling $38,000.

During 2023, we purchased $2.0 million of participation interests in two commercial and industrial loans through our membership in a national community bank loan program. Loans are typically provided to middle market businesses with approximately $10-$75 million in EBITDA. Senior credit facilities typically range in size from $25-$250 million, primarily secured by substantially all of the assets of the business. These loans generally have five to seven-year terms and variable interest rates. At December 31, 2023 and 2022, we had outstanding participation interests in these commercial and industrial loans totaling $2.0 million and $-0-, respectively.

We continue to expand our commercial and industrial lending activities in order to diversify our loan portfolio, increase our yield and offer a full range of products to our commercial customers. However, these loans have greater credit risk than one- to four-family residential real estate loans. Our commercial and industrial loans are made based primarily on historical and projected cash flows of the borrower, the borrower’s experience and stability and the value and marketability of the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not materialize as forecasted, and collateral securing loans may fluctuate in value because of economic or individual performance factors. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself and the general economic environment in our market area. In addition, commercial and industrial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts. Accordingly, financial information is obtained from the borrowers to evaluate cash flow sufficiency and is periodically updated during the life of the loan.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are multi-purpose loans used to finance various home or personal needs, where a one- to four-family primary or secondary residence serves as collateral, generally within our primary market area. At December 31, 2023, outstanding balances on home equity loans and lines of credit totaled $14.1 million, or 3.3% of our total loan portfolio, and the lines of credit had an additional $27.8 million available to draw.

Home equity loans are originated as fixed-rate term loans. Home equity lines of credit are tied to the Prime Rate as published in the Wall Street Journal and are offered for terms of up to 25 years, with a 10-year draw period and 15-year repayment period. Generally, our home equity loans and lines of credit are originated with loan-to-value ratios of up to 80%, inclusive of existing liens on the property.

Consumer Loans. We offer consumer loans to individuals who reside or work in our market area. Consumer lending has historically been a minor area of lending diversification for us. Consumer loans, other than consumer loans secured by manufactured housing properties, generally consist of installment loans extended directly to the borrower. These loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. It is expected that growth for this segment of our consumer loan portfolio will be limited, with such loans extended primarily to pre-existing First Seacoast Bank customers.

Additionally, we purchase consumer loans secured by manufactured housing properties to supplement our consumer loan origination efforts. We purchased $1.5 million and $2.4 million of these loans during 2023 and 2022, respectively. These loans are secured by properties located in the greater Seacoast region. As of December 31, 2023, the portfolio of these loans had aggregate outstanding principal balances of $6.6 million and were performing in accordance with their original repayment terms. We expect that growth in this segment of our consumer loan portfolio will continue to increase in the future. At December 31, 2023, consumer loans totaled $9.8 million, or 2.3% of our total loan portfolio, of which $716,000 was unsecured.

Originations, Sales and Purchases of Loans

Our loan originations are generated by our loan personnel operating at our banking office locations. Residential real estate loans are generated by our mortgage loan officers through referrals from real estate brokers, builders, walk-in customers, online applications, participation in local home shows, events with local realtors, contacts in the local community and referrals. Commercial real estate and commercial and industrial loans are originated through our commercial lenders, through previous lending relationships, referrals, direct solicitation and participation in industry-specific associations. Additionally, small business lending relationships are generated through our business development officers. Consumer loans are generated largely to existing customers and walk-ins. Loan generation is supported by our advertising campaigns.

While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

We consider our balance sheet, as well as market conditions, on an ongoing basis in making decisions as to whether to hold one- to four-family residential real estate loans we originate in our portfolio for investment or to sell such loans to investors, based on profitability and risk management considerations. We sell selected conforming, 15-year and 30-year fixed-rate one- to four-family residential real estate loans that we originate, on a servicing-retained basis, when we are able to, and strategically retain non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our one- to four-family residential loan portfolio. For the years ended December 31, 2023 and 2022, we sold $417,000 and $637,000, respectively, of our one- to four-family residential real estate loans.

In addition to purchasing consumer loans secured by manufactured housing properties, as discussed above under “Consumer Loans,” we purchase one- to four-family jumbo residential real estate loans to supplement our own origination efforts. During 2023 and 2022, we purchased $780,000 and $1.3 million, respectively, of one- to four-family jumbo residential real estate loans secured by properties located in the greater Boston market. As of December 31, 2023, the portfolio of purchased residential real estate loans had outstanding principal balances of $24.7 million and were performing in accordance with their original repayment terms. We also purchase participation interests in commercial and multi-family real estate loans in which we are not the lead originating lender. At December 31, 2023 and 2022, we had outstanding participation interests totaling $15.3 million and $16.5 million, respectively. All loan purchases and participations interests are subject to the same underwriting criteria and loan approvals that apply to loans that we originate for our portfolio. The properties are independently appraised and subject to field inspections by our loan officers. As noted above, during 2023, we also purchased $2.0 million of participation interests in two commercial and industrial loans through our membership in a national community bank loan program. Loans are typically provided to middle market businesses with approximately $10-$75 million in EBITDA. Senior credit facilities typically range in size from $25-$250 million, primarily secured by substantially all of the assets of the business. These loans generally have five to seven-year terms and variable interest rates.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Decisions on loan applications are made on the basis of detailed information submitted by the prospective borrower, credit histories that we obtain and property valuations. Our board of directors has established a Loan Officers Review Committee to oversee loan approvals. The voting members of the Loan Officers Review Committee consist of our President and Chief Executive Officer, Executive Vice President – Chief Financial Officer, Senior Vice President – Senior Commercial Loan Officer, Senior Vice President – Senior Retail Loan Officer, Senior Vice President – Bank Administration and Risk Management Officer and Vice President – Retail Loan Production Officer.

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the seniority of the officer, the type of loan and underlying security. Our President and Chief Executive Officer has aggregate approval authority of up to $800,000 per relationship. Individual loan officers generally can approve secured commercial loans of up to $100,000 and residential real estate loans of up to $650,000. Loans in excess of individual officers’ lending limits generally can be approved by a second loan officer who is a voting member of our Loan Officers Review Committee, up to additional prescribed limits of $500,000 for secured commercial loans and $1.0 million for residential real estate loans. Loans in excess of such additional limits require approval of the full Loan Officers Review Committee. The Loan Officers Review Committee generally may approve secured commercial loans of up to $1.5 million regardless of existing non-commercial loan exposure. Any relationships in excess of $1.5 million must be approved by the board of directors.

From time to time, a loan applicant may not meet one or more of the loan policy or loan program requirements, which would ordinarily result in a denial of the loan application. A loan officer may seek an exception on behalf of the applicant. Any loan made with an exception to policy requires one additional level of approval, except that loans requiring the approval of the Loan Officers Review Committee or the board of directors are exempt from the requirement of additional approval.

Loans-to-One Borrower

Pursuant to federal law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of our unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2023, based on the 15% limitation, our loans-to-one-borrower limit was approximately $8.4 million. At December 31, 2023, our largest loan relationship with one borrower was for $6.7 million. These loans are secured primarily by commercial real estate which were performing in accordance with their original repayment terms.

Delinquent Loans and Non-Performing Assets

Our collection procedures for residential mortgage loans typically follow Freddie Mac collection guidelines, particularly the guidelines for residential mortgage loans serviced for others. When a residential real estate or consumer loan payment becomes more than 15 days past due, a notice is automatically sent to the customer. Once the letter is sent, we begin contacting the customer either by telephone or additional letters as appropriate. Alternating telephone attempts and additional letters continue until a loan becomes 90 days past due, at which point we would place the loan on non-accrual status and generally refer the loan for foreclosure proceedings, unless management determines that it is in the best interest of First Seacoast Bank to work further with the borrower to arrange a workout plan. The foreclosure process generally would begin when a loan becomes 120 days delinquent. We do not pursue multiple collections processes, such as considering modifications or workouts, while proceeding with foreclosure.

When a commercial loan or commercial real estate loan becomes 10 days past due, we contact the customer by mailing a late notice. The loan officer assigned to the account may also contact the borrower. If the loan continues to be past due, the loan officer will continue to contact the borrower to determine the cause of the past due payment(s) and arrange for payments. If a loan payment becomes 30 days past due, it will be reviewed by the Loan Officers Review Committee to develop a plan to bring the past due payment(s) current and determine if the likelihood of repayment is in question. The loan will also be evaluated for a change to the risk rating. If necessary, we will engage an attorney to pursue further collection efforts.

Delinquent Loans. The following table sets forth our loan delinquencies at the dates indicated.

	At December 31,
	2023			2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
One- to four-family residential real estate	$—	$131	$—	$—	$84	$—
Commercial real estate	—	—	—	—	—	—
Acquisition, development and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	14	5	—	—
Multi-family	—	—	—	—	—	—
Consumer	—	—	—	7	—	—
Total	$—	$131	$14	$12	$84	$—

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At December 31,
	2023	2022
	(Dollars in thousands)
Non-accrual loans:
One- to four-family residential real estate	$127	$84
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	—	—
Home equity loans and lines of credit	14	—
Multi-family	—	—
Consumer	—	5
Total non-accrual loans	$141	$89

Accruing loans past due 90 days or more	—	—

Total non-performing loans	$141	$89

Total real estate owned	—	—

Total non-performing assets	$141	$89

Total accruing troubled debt restructurings	—	189

Total non-performing assets and accruing troubled debt restructurings	$141	$278

Total non-performing loans as a percent of total loans	0.03%	0.02%

Total non-performing assets as a percent of total assets	0.02%	0.02%

Total non-performing assets and accruing troubled debt restructurings as a percent of total assets	0.02%	0.05%

Non-performing Loans. Loans are reviewed on a regular basis. Management determines that a loan is non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral-dependent. When a loan is determined to be non-performing, the measurement of the loan in the allowance for credit losses ("ACL") is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for non-performance based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis.

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Interest received on non-accrual loans generally is applied against principal or applied to interest on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Non-performing loans were $141,000, or 0.03% of total loans, at December 31, 2023, compared to $89,000, or 0.02% of total loans, at December 31, 2022. At December 31, 2023, non-performing loans consist of a residential mortgage loan and an associated home equity loan with outstanding balances totaling $141,000 and an estimated market value of $216,000. At December 31, 2022, non-performing loans consisted primarily of a residential mortgage loan to a deceased borrower which had an outstanding balance of $84,000 and was secured by real estate with an appraised value of $420,000. The property was sold in April 2023 and the loan repaid.

Modifications Made to Borrowers Experiencing Financial Difficulty. In March 2022, the FASB issued ASU 2022-2,“Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,”(“ASU 2022-2”) which eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.” Due to the removal of the TDR accounting model, all loan modifications are accounted for under the general loan modification guidance in Subtopic 310-20. In addition, on a prospective basis, entities are subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Public business entities within the scope of the Topic 326 vintage disclosure requirements also are required to prospectively disclose current-period gross write-off information by vintage (that is, year of origination). ASU 2022-2 became effective on January 1, 2023. There were no loans modified for borrowers experiencing financial difficulty during the year ended December 31, 2023.

Under previous accounting guidance and prior to the adoption ASU 2022-2, loans were considered TDRs when a borrower was experiencing financial difficulties that led to a restructuring of the loan, and First Seacoast Bank grants a concession to the borrower that it would not otherwise consider. These concessions included a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk or some combination thereof to facilitate payment. TDRs were considered impaired loans. Loans on non-accrual status at the date of modification were initially classified as a non-accrual TDR. Our policy provided that TDR loans were returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance was generally no less than six consecutive months of timely payments. At December 31, 2022, we had one accruing TDR. This residential mortgage loan was originated during 2010 with Federal Housing Administration (“FHA”) insurance and sold to Freddie Mac with servicing retained by the Bank. The FHA insurance lapsed and the loan was repurchased from Freddie Mac and a modification agreement was executed directly with the borrowers. The modification agreement defers delinquent interest and escrow payments to the end of the loan. The loan was determined to be a TDR as it did not meet the qualifications of Section 4013 of the CARES Act. At December 31, 2023 and 2022, this loan had an outstanding balance of $182,000 and $189,000, respectively. At December 31, 2023 and 2022, this loan had a fair value of $184,000 and $191,000, respectively, which was determined through a calculation of the present value of estimated future cash flows. The allowance for credit losses on loans and allowance for loan losses included a specific reserve for this loan of $-0- as of December 31, 2023 and 2022. This loan was returned to performing status during June 2022. There are no commitments to lend additional funds to these borrowers.

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value, less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. We order a new appraisal before commencing foreclosure to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value, less estimated costs to sell. At December 31, 2023 and 2022, we had no foreclosed assets.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses in the loan portfolio. General allowances represent loss allowances, which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed or if the loan possesses weaknesses although currently performing. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on non-accrual status and classified “substandard.” Management reviews the status of each individually evaluated loan on our watch list on a quarterly basis.

On the basis of this review of our assets, our classified assets (including commercial, residential and consumer loans) at the dates indicated were as follows:

	At December 31,
	2023	2022
	(In thousands)
Substandard assets	$141	$89
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$141	$89
Special mention assets	$241	$2,686

Allowance for Credit Losses ("ACL")

Effective January 1, 2023, the Company adopted the new accounting standard for credit losses, ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended ("ASU 2016-13" or “ASC 326”). This new accounting standard, commonly referred to as "CECL," significantly changed the methodology for accounting for reserves on loans and unfunded off-balance sheet credit exposures, including certain unfunded loan commitments and standby guarantees. ASU 2016-13 replaced the "incurred loss" methodology used to establish an allowance on loans and off-balance sheet credit exposures, with an "expected loss" approach. Under CECL, the ACL at each reporting period serves as a best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date. Upon adoption of CECL, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the balance sheet on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income. The Company has a policy in place to write-off accrued interest when a loan is placed on non-accrual. Accrued interest is written-off by reversing previously recorded interest income. For loans, write-off typically occurs when a loan has been in default for 90 days or more. An immaterial amount of accrued interest on non-accrual loans was written off during the year ended December 31, 2023, by reversing interest income. Historically, the Company has not experienced uncollectible accrued interest receivable on its securities available-for-sale.

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

The significant key assumptions used with the ACL calculation at December 31, 2023 using the CECL methodology, included:

•Macroeconomic factors (loss drivers): Monitoring and assessing local and national unemployment, changes in national GDP and other macroeconomic factors which may be the most predictive indicator of losses within the loan portfolio. The macroeconomic factors considered in determining the ACL may change from time to time.

•Forecast Period and Reversion speed: ASU 2016-13 requires a company to use a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period management believes to be reasonable and supportable will be set annually and validated through an assessment of economic leading indicators. In periods of greater volatility and uncertainty, such as the current interest rate environment, management will likely use a shorter forecast period, whereas when markets, economies, interest rate environment, political matters, and other factors are considered to be more stable and certain, a longer forecast period may be used. Also, in times of greater uncertainty, management may consider a range of possible forecasts and evaluate the probability of each scenario. Generally, the forecasted period is expected to range from one to three years. Once the reasonable and supportable forecast period is determined, ASU 2016-13 requires a company to revert its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e., "reversion speed"), factors such as, historical credit loss experience over previous economic cycles, as well as where the Company believes it is within the current economic cycle, will be considered. The Company has chosen a forecast period of one year with a loss history similar to historical losses occurring during January 2014 and December 2016 and then reverting to the long-term average over the following two quarters using the straight-line reversion method. The Company believes this historical forecast period to be representative of potential economic conditions over the next eighteen months.

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

As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our ACL, and as a result of such reviews, we may have to adjust our ACL. However, regulatory agencies are not directly involved in the process for establishing the ACL as the process is our responsibility and any increase or decrease in the ACL is the responsibility of management.

Allowance for Loan Losses (“ALL”)

Prior to the adoption of ASU 2016-13, the ALL was maintained at a level which, in management’s judgment, was adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the ALL was based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, potential problem loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values and future cash flows on impaired loans, it was reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related ALL would change materially in the near-term. The ALL was increased by a provision for loan losses, which was charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the ALL relating to impaired loans were charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the ALL was based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which would affect potential credit losses.

Allowance for Credit Losses on Loans. The following table sets forth activity in our ACL and ALL for the years 2023 and 2022, respectively.

	At or for the Years Ended December 31,
	2023	2022
	(Dollars in thousands)
Allowance at beginning of the year	$3,581	$3,590
Provision for credit losses on loans	105	—
Impact of ASC 326 Adoption	(295)	—
Charge-offs:
One- to four-family residential real estate	—	—
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	—	—
Home equity loans and lines of credit	—	—
Multi-family	—	—
Consumer	(4)	(14)
Total charge-offs	$(4)	$(14)
Recoveries:
One- to four-family residential real estate	$—	$—
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	—	4
Home equity loans and lines of credit	—	—
Multi-family	—	—
Consumer	3	1
Total recoveries	$3	$5
Net charge-offs	$(1)	$(9)

Allowance at end of year	$3,390	$3,581

Net recoveries (charge-offs) as a percent of average loans outstanding during the year:
One- to four-family residential real estate	—	—
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	—	0.02%
Home equity loans and lines of credit	—	—
Multi-family	—	—
Consumer	—	(0.22)%

Allowance as a percent of total loans outstanding at year end	0.79%	0.89%

Total non-accrual loans as a percent of total loans at year end	0.03%	0.02%

Allowance as a percent of total non-accrual loans at year end	2,404.26%	4,023.60%

Net recoveries (charge-offs) as a percent of average loans outstanding during the year	—	—

Allocation of Allowance for Credit Losses on Loans. The following table sets forth the ACL and ALL allocated by loan category, the total loan balances by category and the percent of loans in each category to total loans at the dates indicated. The ACL and ALL allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023			2022
	Allowance for Credit Losses on Loans	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,601	47.64%	62.55%	$2,048	57.74%	62.81%
Commercial real estate	830	24.70%	20.13%	942	26.57%	20.04%
Acquisition, development and land	105	3.12%	4.07%	138	3.89%	4.59%
Commercial and industrial	236	7.02%	5.93%	184	5.19%	5.98%
Home equity loans and lines of credit	156	4.64%	3.28%	81	2.28%	2.52%
Multi-family	76	2.26%	1.76%	54	1.52%	2.03%
Consumer	357	10.62%	2.28%	100	2.81%	2.03%
Total allocated allowance	$3,361	100.00%	100.00%	$3,547	100.00%	100.00%
Unallocated	29			34
Total	$3,390			$3,581

The Company measures and records its ACL based upon an expected loss model. Under this approach, the ACL at each reporting period serves as a best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date. As noted above and within previous accounting guidance used for the "incurred loss" model, ASU 2016-13 requires companies to consider various qualitative factors that may impact expected credit losses. The Company made relevant adjustments to its qualitative factors in the measurement of its ACL at December 31, 2023. Although we believe that we use the best information available to establish the ACL, future adjustments to the ACL may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing ACL may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, our regulators, in reviewing our loan portfolio, may require us to increase our ACL. Any material increase in the ACL may adversely affect our financial condition and results of operations. See Note 6 to the notes to our consolidated financial statements included in this annual report for a complete discussion of our ACL.

Investment Activities

The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors is responsible for adopting and reviewing annually our investment policy. Our Asset/Liability Management Committee (“ALCO”) is responsible for implementing our investment policy. Authority to make investments under the approved investment policy guidelines is delegated to our President and Chief Executive Officer, Chief Financial Officer and Finance Officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. All of our investment securities are classified as available-for-sale.

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank, time deposits of federally insured institutions, investment grade corporate bonds, corporate subordinated debt and investment grade marketable equity securities. We are also required to maintain an investment in Federal Home Loan Bank stock. While we have the authority under applicable law to invest in derivative securities, we have no investments in derivative securities.

Accumulated Other Comprehensive Loss and Available-for-Sale Securities. Generally accepted accounting principles in the United States require that unrealized gains and losses on available-for-sale securities be reported as a separate component of stockholders’ equity as a component of accumulated other comprehensive loss. Our available-for-sale securities consist of debt securities that we intend to hold for an indefinite period of time, but not necessarily to maturity, and are carried at fair value. Generally, when market interest rates rise, the fair value of available-for-sale securities decreases, resulting in unrealized losses, net of tax, and when market interest rates decrease, the fair value of those securities increases, resulting in unrealized gains, net of tax.

On November 28, 2023, we executed a balance sheet repositioning strategy related to our available-for-sale investment securities portfolio. We sold $40.6 million in book value of lower-yielding investment securities for an after-tax realized loss of $3.1 million and purchased $40.6 million of higher-yielding investment securities which were classified as available-for-sale upon purchase. During the year ended December 31, 2022, market interest rates increased significantly, which resulted in unrealized losses, net of tax, resulting from the decrease in the fair value of our available-for-sale securities. At December 31, 2022, our consolidated stockholders’ equity of $49.3 million had been reduced by $10.4 million related to these unrealized losses. Future increases in market interest rates are likely to result in additional unrealized losses on available-for-sale securities, which would reduce our stockholders’ equity. However, because the Bank made a permitted election to opt-out from the inclusion of accumulated other comprehensive loss in the calculation of its regulatory capital, accumulated other comprehensive loss does not affect our regulatory capital levels.

Each quarter, or more often if a potential loss triggering event occurs, we assess our available-for-sale securities. We consider the extent of any unrealized losses and the financial condition and near term prospects of the issuers. At December 31, 2023, we do not intend to sell our available-for-sale securities and it was unlikely that we would have had to sell them before recovery of their amortized cost, which may be at maturity, and we believed that the unrealized losses were primarily due to market interest rate fluctuations and not changes in credit quality.

U.S. Government-Sponsored Enterprises Obligations. At December 31, 2023, we had government-sponsored enterprise obligations issued by various U.S. Government agencies totaling $1.4 million, which constituted 1.1% of our securities portfolio. The Company invests primarily in Federal Farm Credit Bank and Federal National Mortgage Association ("FNMA" or "Fannie Mae").

U.S. Government Agency Small Business Administration Pools. At December 31, 2023, we had government-sponsored small business investment company (“SBIC”) pools issued and guaranteed by the SBA totaling $15.6 million, which constituted 12.8% of our securities portfolio. An SBIC is a privately owned and managed investment fund licensed and regulated by the SBA. An SBIC uses its own capital, plus funds borrowed with an SBA guarantee, to make equity and debt investments in qualifying small businesses.

Municipal Bonds. At December 31, 2023, we had municipal bonds totaling $54.7 million, which constituted 44.9% of our securities portfolio, with an average maturity of 20 years. These securities often provide slightly higher after-tax yields than U.S. Government and agency securities and residential mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio. We invest primarily in bank- and nonbank-qualified tax-advantaged municipal securities of a satisfactory investment quality rating.

U.S. Government-Sponsored Mortgage-Backed Securities. At December 31, 2023, we had government-sponsored mortgage-backed securities and collateralized mortgage obligations issued by the FHLMC, FNMA and Government National Mortgage Association (“GNMA”) totaling $38.2 million, which constituted 31.4% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in mortgage-backed securities backed by one- to four-family residential mortgages.

Corporate Debt. At December 31, 2023, we had corporate debt totaling $0.5 million, which constituted 0.4% of our securities portfolio. This fixed-to-floating corporate note was issued by a minority-led Community Development Financial Institution.

Corporate Subordinated Debt. At December 31, 2023, we had corporate subordinated debt totaling $9.0 million, which constituted 7.4% of our securities portfolio. These fixed-to-floating subordinated notes were issued by banks located in our market area.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank and repurchase agreements, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan and mortgage-backed securities prepayments, maturities and calls of available-for-sale securities, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses.

At December 31, 2023, our core deposits, which are deposits other than time deposits, were $313.5 million, representing 77.5% of total deposits. As part of our business strategy, we intend to continue efforts to increase our core deposits while allowing higher-cost time deposits to run off upon maturity. We generally require commercial business borrowers to maintain their primary deposit accounts with us. At December 31, 2023, there were $23.6 million of brokered deposits included in time deposits. The purchase of brokered deposits offered a lower cost alternative to advances from the Federal Home Loan Bank of a similar duration. Additionally, there were $20.9 million and $-0- of brokered deposits included in savings deposits at December 31, 2023 and 2022, respectively. At December 31, 2023, our deposits totaled $404.8 million.

For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we began offering in late 2023 the CDARS® program, which allows the Bank to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. We receive a like amount of deposits from other participating financial institutions. In addition, we offer the ICS™ program, an insured deposit “sweep” program for demand deposits which is a product offered by IntraFi Network, LLC, which is also the provider of the CDARS® program. Similarly to the certificates of deposit’s discussed above, the Bank receives a like amount of deposits from other financial institutions and all customer deposits are insured by the FDIC. These “reciprocal” CDARS® and ICS deposits are classified as “brokered” deposits in regulatory reports. The Bank considers these deposits to be “core” in nature. At December 31, 2023, our “reciprocal” CDARS® and ICS deposits were $-0- and $1.1 million, respectively.

Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability and customer preferences and concerns. We generally review our deposit pricing on a monthly basis and continually review our deposit mix. Our deposit pricing strategy has generally been to offer competitive rates, while generally not providing the highest rates in the market. We find it more profitable to concentrate on specific special rate and term accounts, which allows us to add accounts without impacting our overall liability costs for existing accounts.

We also rely on customer service, convenience of our branch office locations, advertising and pre-existing relationships to gather and develop deposit relationships. Developing comprehensive banking relationships is a top priority for us and is a focus of our commercial lending team and business development officers. In recent years, we have introduced new business deposit products to appeal to our commercial borrowers. At December 31, 2023, our ratio of commercial deposits to commercial loans (including commercial real estate loans, acquisition, development and land loans and commercial and industrial loans) was 85.73%.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our liquidity position is monitored daily and we believe we have a strong contingency liquidity plan should deposit balances fluctuate. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2023			2022
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest bearing accounts	$65,845	16.27%	—	$92,757	24.26%	—
NOW and demand deposits	97,471	24.08%	1.58%	111,982	29.29%	1.11%
Money market deposits	85,364	21.09%	1.57%	60,931	15.93%	0.42%
Savings deposits	64,823	16.01%	0.05%	54,954	14.37%	0.05%
Time deposits	91,295	22.55%	2.97%	61,739	16.15%	1.06%
Total	$404,798	100.00%	1.20%	$382,363	100.00%	0.57%

As of December 31, 2023 and 2022, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was estimated to be $102.5 million, or 25.3% of total deposits, and $82.0 million, or 21.4% of total deposits, respectively. At December 31, 2023 and 2022, uninsured time deposits totaled $7.4 million and $2.8 million, respectively. The following table sets forth the maturity of uninsured time deposits as of December 31, 2023 and 2022.

(In thousands)	2023	2022
Maturity Period:
Three months or less	$374	$251
Over three through six months	1,449	171
Over six through twelve months	4,329	1,978
Over twelve months	1,205	396
Total	$7,357	$2,796

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank (“FHLB”) upon the security of our capital stock in the FHLB and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide short-term funding as a supplement to our deposits. At December 31, 2023, we had $73.0 million in advances from the FHLB and $71.8 million of additional borrowing capacity.

The Bank has established two secured credit facilities with the Federal Reserve Bank of Boston (“FRB”) – Bank Term Funding Program (“BTFP”) and Borrower-In-Custody of Collateral Program (“BIC”). As of December 31, 2023, a $20.0 million BTFP advance is outstanding and collateralized by eligible collateral consisting primarily of government-sponsored enterprise obligations, mortgage-backed securities and collateralized mortgage obligations issued by various U.S. Government agencies, owned as of March 12, 2023 and December 31, 2023. At December 31, 2023, the Bank’s remaining borrowing capacity is $3.5 million under the BTFP. At December 31, 2023, the Bank’s borrowing capacity is $50.6 million under the BIC and is based upon eligible collateral - principally general obligation municipal bonds. The entire balance of this credit facility was available at December 31, 2023.

The Bank has an overnight line of credit with the FHLB that may be drawn up to $3.0 million. We may access additional advances if we purchase additional FHLB capital stock. Additionally, at December 31, 2023, we had $5.0 million of unsecured Fed funds borrowing lines of credit with two correspondent banks. The entire balance of these credit facilities was available as of December 31, 2023.

Personnel and Human Capital

We believe that the success of a business is largely due to the quality of its employees, the development of each employee's full potential, and the Company's ability to provide the appropriate recognition and fulfilling rewards. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. As of December 31, 2023, we had 76 total/full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition many of our employees to effectively work from remote locations and ensured a safe working environment for employees performing customer facing activities at our branch locations. All employees are encouraged to stay at home when they experience signs or symptoms of a possible COVID-19 illness and are provided paid time off during such absences.

Employee retention helps us operate efficiently and achieve our business objectives. We believe our commitment to prioritizing concern for our employees’ well-being, supporting their career goals, offering competitive wages and providing valuable fringe benefits contributes to the retention of our top-performing employees. In addition, all eligible employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees.

Subsidiaries

First Seacoast Bank is the sole and wholly-owned subsidiary of First Seacoast Bancorp, Inc. FSB Service Corporation, Inc., which is inactive, is the sole and wholly-owned subsidiary of First Seacoast Bank.

Regulation and Supervision

General

As a federal savings bank, First Seacoast Bank is subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency, and, secondarily, by the FDIC as deposits insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which First Seacoast Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including the classification of assets and the establishment of loan loss reserves for regulatory purposes.

First Seacoast Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board,” which governs the reserves to be maintained against deposits and other matters. In addition, First Seacoast Bank is a member of and owns stock in the Federal Home Loan Bank, which is one of the 11 regional banks in the Federal Home Loan Bank System. First Seacoast Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of First Seacoast Bank’s loan documents.

As a savings and loan holding company, First Seacoast Bancorp, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. First Seacoast Bancorp, Inc. is also be subject to the rules and regulations of the SEC under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to First Seacoast Bank and First Seacoast Bancorp, Inc. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on First Seacoast Bank and First Seacoast Bancorp, Inc. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on First Seacoast Bancorp, Inc., First Seacoast Bank and their operations.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, First Seacoast Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and industrial and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. First Seacoast Bank may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for First Seacoast Bank, including real estate investment and securities and insurance brokerage.

Examinations and Assessments. First Seacoast Bank is primarily supervised by the Office of the Comptroller of the Currency. First Seacoast Bank is required to file reports with and is subject to periodic examination by the Office of the Comptroller of the Currency. First Seacoast Bank is required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum regulatory capital standards: a common equity Tier 1 capital to risk-based assets ratio; a Tier 1 capital to risk-based assets ratio; a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% of Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised a one-time opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”). Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). First Seacoast Bank did exercise the opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

Federal legislation required federal banking agencies, including the Office of the Comptroller of the Currency, to establish for institutions with consolidated total assets of less than $10 billion a "community bank leverage ratio" (“CBLR”). The CBLR is an alternative framework that can be used to calculate a bank’s capital ratio. Qualifying banking organizations may opt in or opt out quarterly of using the community bank leverage framework which significantly simplifies the calculation of the capital ratio by relying on total average assets and therefore eliminating the need to calculate risk-based assets. Institutions with consolidated total assets of less than $10 billion and total off-balance sheet exposures of 25% or less of consolidated total assets may opt into the CBLR. The agencies finalized a rule, effective January 1, 2020, that set the CBLR at 9% tier 1 capital to average total consolidated assets. Pursuant to 2020 federal legislation, the CBLR was temporarily lowered to 8%, transitioning back to 9% by year-ended 2021. Throughout 2023, the Bank did not make an election to use the CBLR. At December 31, 2023, First Seacoast Bank’s capital exceeded all applicable requirements including the applicable capital conservation buffer.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2023, First Seacoast Bank complied with the loans-to-one borrower limitations.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action. Under the federal Prompt Corrective Action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized.” A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a federal savings association that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the Office of the Comptroller of the Currency or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2023, First Seacoast Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Qualified Thrift Lender Test. As a federal savings association, First Seacoast Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, First Seacoast Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used in the conduct of the savings association’s business. Alternatively, First Seacoast Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2023, First Seacoast Bank satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;
•
the savings association would not be at least adequately capitalized following the distribution;
•
the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
•
the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as First Seacoast Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend.

An application or notice related to a capital distribution may be disapproved if:

•
the federal savings association would be undercapitalized following the distribution;
•
the proposed capital distribution raises safety and soundness concerns; or
•
the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. First Seacoast Bank received an “Outstanding” rating in its most recent Community Reinvestment Act federal evaluation.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls or is under common control with an insured depository institution such as First Seacoast Bank. First Seacoast Bancorp, Inc. is an affiliate of First Seacoast Bank because of its control of First Seacoast Bank. In general, certain transactions between an insured depository institution and its affiliates are subject to quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets from an affiliate and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

First Seacoast Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Seacoast Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by First Seacoast Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as First Seacoast Bank. Deposit accounts in First Seacoast Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we began offering in late 2023 the CDARS® program, which allows the Bank to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. We receive a like amount of deposits from other participating financial institutions. In addition, we offer the ICS™ program, an insured deposit “sweep” program for demand deposits which is a product offered by IntraFi Network, LLC, which is also the provider of the CDARS® program. Similarly to the certificates of deposit’s discussed above, the Bank receives a like amount of deposits from other financial institutions and all customer deposits are insured by the FDIC. These “reciprocal” CDARS® and ICS deposits are classified as “brokered” deposits in regulatory reports. The Bank considers these deposits to be “core” in nature. At December 31, 2023, our “reciprocal” CDARS® and ICS deposits were $-0- and $1.1 million, respectively.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of First Seacoast Bank. First Seacoast Bank cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Federal Home Loan Bank System. First Seacoast Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank, First Seacoast Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2023, First Seacoast Bank complied with this requirement.

Dodd-Frank Act

The Dodd-Frank Act created the Consumer Financial Protection Bureau, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as First Seacoast Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of tougher consolidated capital requirements on holding companies, required the issuance of regulations requiring originators of securitized loans to retain a percentage of the risk for the transferred loans, imposed regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementation of regulations. The implementation of the legislation is an ongoing process. The Dodd-Frank Act has resulted in, and may continue to result in, an increased regulatory burden and increased compliance, operating and interest expense for First Seacoast Bank.

Other Regulations

Interest and other charges collected or contracted for by First Seacoast Bank are subject to state usury laws and federal laws concerning interest rates. First Seacoast Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•
Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, color, religion, national origin and other prohibited factors in extending credit;
•
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•
Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•
Truth in Savings Act, governing disclosures with respect to deposit accounts; and
•
rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of First Seacoast Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•
The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. The Company is a savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, it is registered with the Federal Reserve Board and subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of the Company are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met and financial holding company status is elected, and for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. First Seacoast Bancorp, Inc. has not elected financial holding company status.

Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings association or savings and loan holding company, without prior Federal Reserve Board approval. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•
the approval of interstate supervisory acquisitions by savings and loan holding companies; and
•
the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

Capital. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Savings and loan holding companies with less than $3.0 billion in consolidated assets, like the Company, are generally not subject to the minimum consolidated capital requirements unless otherwise advised by the Federal Reserve Board.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. By law, all savings and loan holding companies must serve as a source of financial and managerial strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and other capital distributions by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions. For the repurchase plan authorized by the board of directors on September 23, 2020, as described in Item 5 below, a notice was filed with the Federal Reserve Bank of Boston. The Federal Reserve Bank of Boston did not object to our repurchase plan.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

The Company's class of common stock is registered with the SEC under the Securities Exchange Act of 1934. Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Taxation

The Company and First Seacoast Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to the Company and First Seacoast Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

General. The Company and First Seacoast Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and First Seacoast Bank.

Method of Accounting. For federal income tax purposes, First Seacoast Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. The Company and First Seacoast Bank file a consolidated federal income tax return.

Net Operating Loss Carryovers. A financial institution may carry net operating losses forward indefinitely but is limited to 80% of each subsequent year's taxable income. At December 31, 2023, the Company had $9.8 million of net operating loss carryovers.

Charitable Contribution Carryovers. A financial institution’s deduction for charitable contributions is limited to 10% of its federal taxable income with the excess carried forward to the succeeding five taxable years. Any contributions remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2023, the Company had $654,000 of charitable contribution carryovers.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2023, the Company had no capital loss carryovers.

Corporate Dividends. The Company may generally exclude from its income 100% of dividends received from First Seacoast Bank as a member of the same affiliated group of corporations.

State Taxation

General. First Seacoast Bank is subject to New Hampshire income tax at the rate of 7.5% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, “taxable income” generally means federal taxable income, subject to certain adjustments.

Net Operating Loss Carryovers. A financial institution may carry New Hampshire net operating losses forward for ten years but is limited to 80% of each subsequent year's taxable income. At December 31, 2023, the Bank had $8.4 million of New Hampshire net operating loss carryovers.

ITEM 1A. Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risk across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Senior Technology/Cybersecurity Officer is primarily responsible for this cybersecurity component and is a key member of the Company's Information Technology Governance, along with our Chief Finance/Information Security Officer, including the Enterprise Risk Management Committee ("ERM"), the Information Technology Steering Committee ("ITSC") and the Information Technology Advisory Committee ("ITAC"), reporting directly to the Chief Information Officer. Our Senior Technology/Cybersecurity Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management, including 30 years of cybersecurity experience, 5 of which was spent at the Company. The ITAC and ERM are board level committees with the ITSC consisting of members of management.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Chief Finance/Information Security Officer and our Chief Information Officer, report directly to our Chief Executive Officer, and along with key members of their teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

The Company employs an in-depth, layered, defensive strategy that embraces a “secure by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a portion of our workforce has the option to work remotely. We leverage internal auditors to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan ("IRP") that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below. The IRP is coordinated through the Chief Finance/Information Security Officer, Senior Technology/Cybersecurity Officer and key members of management are embedded into the IRP by its design. The IRP facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our company.

Governance

Our Chief Finance/Information Security Officer has oversight of information security across the organization, with the Senior Technology/Cybersecurity Officer independently accountable for managing our enterprise information security department and delivering our information security program. The responsibility of this role includes cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first and second line of defense functions. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the Chief Information Officer. The department consists of information security professionals with varying degrees of education and experience. Individuals within the department are generally subject to professional education and certification requirements. Our Senior Technology/Cybersecurity Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management.

Our board of directors has approved management committees including the ITAC, which focuses on technology impact, and ERM, which focuses on business impact while the ITSC is an internal management committee providing direction and priorities to information technology strategies. These committees provide oversight and governance of the technology program and the information security program. The ITAC and ERM are chaired by certain members of the board of directors with senior management participation including the Chief Finance/Information Security Officer, Chief Information Officer, Senior Technology/Cybersecurity Officer as well as other key departmental managers from throughout the organization. These committees meet periodically to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the IRP in order to facilitate timely informing and monitoring efforts. The Senior Technology/Cybersecurity Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the ITAC on a quarterly basis (or more frequently as may be required by the IRP).

The ITAC is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Finance/Information Security Officer, Senior Technology/Cybersecurity Officer and our Chief Information Officer provide quarterly reports to the ITAC and ERM regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The ITAC reviews and approves our information security and technology budgets and strategies annually. Additionally, the ERM reviews our cyber security risk profile on a quarterly basis. The ITAC and ERM provide a report of their activities to the board of directors regularly.

ITEM 2. Properties

As of December 31, 2023, the net book value of our land, building and equipment was $4.1 million. The following table sets forth information regarding our offices as of December 31, 2023:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office and Annex:	Owned	1890	$1,202
633/629 Central Avenue
Dover, NH 03820
Branch Offices:
6 Eastern Avenue	Owned	1974	$917
Barrington, NH 03825
7A Mill Road	Leased	1979	$34
Durham, NH 03824
1650 Woodbury Avenue	Owned	1987	$833
Portsmouth, NH 03801
17 Wakefield Street	Owned	2009	$1,086
Rochester, NH 03867

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3. Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2023, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock has been listed on The Nasdaq Capital Market under the symbol “FSEA” since January 20, 2023. As of March 22, 2024, we had 342 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 5,077,164 shares of common stock outstanding.

The payment of dividends by the Company and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; and general economic conditions.

The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, First Seacoast Bank's ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Federal Deposit Insurance Corporation, may be paid in addition to, or in lieu of, regular cash dividends.

On September 23, 2020, the board of directors of First Seacoast Bancorp (a federal corporation), predecessor to the Company, authorized the repurchase of up to 114,403 shares of common stock (adjusted for conversion of First Seacoast Bancorp, Inc.) of First Seacoast Bancorp (a federal corporation). As of December 31, 2022, First Seacoast Bancorp (a federal corporation) had repurchased 114,403 shares of its common stock (adjusted for conversion of First Seacoast Bancorp, Inc.). The repurchase program of First Seacoast Bancorp (a federal corporation) was terminated effective January 19, 2023, in connection with the consummation of the conversion of First Seacoast Bancorp, MHC from mutual to stock form.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2023.

There were no sales of unregistered securities during the year ended December 31, 2023.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this annual report. Certain prior year amounts have been reclassified to conform to the current year presentation. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank, in one- to four-family residential real estate loans, commercial real estate and multi-family real estate loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans. In recent years, we have increased our focus, consistent with what we believe to be conservative underwriting standards, on originating higher yielding commercial real estate and commercial and industrial loans.

We conduct our operations from four full-service banking offices in Strafford County, New Hampshire and one full-service banking office in Rockingham County, New Hampshire. We consider our primary lending market area to be Strafford and Rockingham Counties in New Hampshire and York County in southern Maine.

Selected Financial Data

The following tables set forth selected historical financial and other data for the Company at the dates and for the periods indicated. The following information is only a summary and should be read in conjunction with our consolidated financial statements and the notes thereto of this annual report. The information at and for the years ended December 31, 2023 and 2022 is derived in part from the audited consolidated financial statements included in this annual report. The information at and for the year ended December 31, 2021 is derived in part from audited consolidated financial statements that are not included in this annual report.

	At or For the Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$571,035	$537,424	$487,074
Total loans	430,031	402,505	376,641
Total deposits	404,798	382,363	393,243
Total borrowings	93,007	99,397	29,462
Total stockholders' equity	66,618	49,337	60,468
Book value per share(1)	$13.12	$9.73	$11.81
Selected Operating Data:
Interest and dividend income	$20,590	$16,610	$15,495
Interest expense	9,080	1,747	1,235
Net interest and dividend income	11,510	14,863	14,260
Provision for credit losses	188	—	205
Net interest and dividend income after provision for credit losses	11,322	14,863	14,055
Non-interest (loss) income	(2,007)	888	2,249
Non-interest expense	16,027	16,767	13,082
(Loss) income before income tax expense (benefit)	(6,712)	(1,016)	3,222
Income tax expense (benefit)	3,944	(451)	601
Net (loss) income	$(10,656)	$(565)	$2,621

Share Data(1):
Average shares outstanding, basic	4,650,916	4,820,330	4,862,274
Average shares outstanding, diluted	4,650,916	4,820,330	4,862,274
Total shares outstanding	5,077,164	5,068,637	5,117,982
Basic (loss) earnings per share	$(2.29)	$(0.12)	$0.54
Diluted (loss) earnings per share	$(2.29)	$(0.12)	$0.54
(1)Adjusted for conversion of the former First Seacoast Bancorp, MHC.

	At or For the Year Ended December 31,
	2023	2022	2021
Performance Ratios:
Return on average assets (1)	(1.93)%	(0.11)%	0.55%
Return on average equity (2)	(15.10)%	(1.05)%	4.38%
Interest rate spread (3)	1.59%	2.86%	2.94%
Net interest margin (4)	2.16%	2.99%	3.04%
Non-interest expenses as a percent of average assets	2.91%	3.27%	2.73%
Efficiency ratio (5)	168.65%	106.45%	79.24%
Average interest-earning assets as a percent of average interest-bearing liabilities	133.23%	136.99%	139.51%
Average equity as a percent of average assets (6)	12.81%	10.47%	12.48%

Capital Ratios (First Seacoast Bank Only):
Total Capital (to risk-weighted assets)	15.32%	15.53%	17.87%
Tier 1 Capital (to risk-weighted assets)	14.27%	14.45%	16.63%
Common Equity Tier 1 (to risk-weighted assets)	14.27%	14.45%	16.63%
Tier 1 Capital (to average assets)	9.19%	9.20%	9.92%

Asset Quality Ratios:
Allowance for credit losses on loans as a percent of total loans	0.79%	0.89%	0.95%
Allowance for credit losses on loans as a percent of non-performing loans	2,404.26%	4,023.60%	428.91%
Net recoveries as a percent of average outstanding loans during the year	—	—	0.01%
Non-performing loans as a percent of total loans	0.03%	0.02%	0.22%
Non-performing loans as a percent of total assets	0.02%	0.02%	0.17%
Non-performing assets as a percent of total assets	0.02%	0.02%	0.17%

Other Data:
Number of offices	5	5	5
Number of full-time equivalent employees	76	80	81

(1)
Represents net loss divided by average total assets.
(2)
Represents net loss divided by average equity.
(3)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)
Represents net interest income divided by average interest-earning assets.
(5)
Represents non-interest expense divided by the sum of net interest and dividend income and non-interest income.
(6)
Represents average equity divided by average total assets.

Business Strategy

We believe we enjoy a strong, positive reputation among our customers and in our market area. We believe our name change to “First Seacoast Bank” in 2019 enhanced our brand and market visibility and associates us by name with the market area and communities we serve. As a community-oriented financial institution, we focus on serving the financial needs of local individuals and businesses by executing a safe and sound, service-oriented business strategy that seeks to produce earnings that increase over time and can be reinvested in our business and communities.

Our current business strategy consists of the following:

•
Grow our balance sheet, leverage existing infrastructure and improve profitability and operating efficiency. Given our existing infrastructure and capabilities, we believe we are well-positioned to grow without a proportional increase in overhead expense or operating risk. In recent years, we have assembled an experienced management team and selectively hired lending, business development and support staff. Our operations benefit from established marketing, information technology and audit and compliance departments. Additionally, we have invested in Internet banking capabilities and a mobile banking application.
•
Grow our loan portfolio and increase commercial real estate and commercial and industrial lending. Historically, our principal business activity has been the origination of one- to four-family residential mortgage loans. In recent years, we have sought to supplement these originations by focusing on originating higher yielding commercial real estate loans (including owner-occupied and non-owner-occupied commercial real estate and multi-family real estate loans), construction loans, commercial and industrial loans and home equity loans and lines of credit. We intend to remain as a residential mortgage lender in our market area while continuing to increase our focus on originating commercial real estate and commercial and industrial loans. Our increased legal lending limit has enabled us to originate larger loans for our portfolio to new and existing customers and reduced our need to participate with other lenders to originate larger loans.
•
Maintain strong asset quality and manage credit risk. Strong asset quality is key to the long-term financial success of any financial institution. We have been successful in maintaining strong asset quality in recent years. Our ratio of non-performing assets as a percent of total assets was 0.02%, 0.02% and 0.17%, at December 31, 2023, 2022 and 2021, respectively. We attribute this historical credit quality to a conservative credit culture and an effective credit risk management environment. We have an experienced team of credit professionals, well-defined and implemented credit policies and procedures, what we believe to be conservative loan underwriting criteria and active credit monitoring policies and procedures.
•
Increase core deposits and reduce reliance on higher cost borrowings. Deposits are our primary source of funds for lending and investment. Core deposits (which we define as all deposits except for time deposits), particularly non-interest-bearing demand deposits, represent a low-cost, stable source of funds. Core deposits were 77.5% of our total deposits at December 31, 2023. We also rely on higher cost Federal Home Loan Bank and Federal Reserve Bank borrowings as supplemental funding sources. At December 31, 2023, our ratio of net loans to deposits was 105.4% and our borrowings from these supplemental funding sources totaled $93.0 million. We continue to focus on expanding core deposits by leveraging our business development officers and commercial lending and retail relationships.
•
Grow organically and through opportunistic acquisitions or de novo branching. Our primary intention is to grow our balance sheet organically and use our capital to increase our lending and investment capacity. As a local independent bank, we believe we will have opportunities to gain market share from customer fallout resulting from the consolidation of competing financial institutions in our market area into larger, out-of-market acquirers. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities include establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices. We have no current plans or intentions regarding any such expansion plans.

These strategies are unchanged from disclosed business strategies in previous annual reports. We intend to continue to pursue these business strategies, subject to changes necessitated by future market conditions, regulatory restrictions and other factors. While we are committed to the business strategies noted above, we recognize the challenges and uncertainties of the current environment and plan to execute these strategies as market conditions allow.

Critical Accounting Policies and Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses. We believe the calculation of the ACL and the measurement of the fair value of financial instruments are both important to the presentation of our consolidated financial condition and results of operations and require subjective or complex judgments and, therefore, we consider the accounting policies and estimates discussed below to be critical. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

As noted above, effective January 1, 2023, the Company adopted the new accounting standard for credit losses. The estimation of the ACL is in accordance with the CECL methodology utilizing the WARM modeling approach as performed in a third-party software application. The adequacy of the ACL is evaluated on a quarterly basis by management. This assessment includes procedures to estimate the ACL and test the adequacy and appropriateness of the resulting balance. The level of the ACL is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the ACL maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The ACL is increased through provision for credit losses on loans and decreased by charge-offs, net of recoveries of amounts previously charged-off.

The ACL is measured on a collective basis for pools of loans with similar risk characteristics. Management has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

•Owner occupied commercial real estate mortgage loans - Owner occupied commercial real estate mortgage loans are secured by commercial office buildings, industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. For such loans, repayment is largely dependent upon the operation of the borrower's business.

•Non-owner occupied commercial real estate and multi-family real estate loans - These loans represent investment real estate loans secured by office buildings, industrial buildings, warehouses, retail buildings, and multi-family residential housing. Repayment is primarily dependent on lease income generated from the underlying collateral.

•Consumer real estate mortgage loans - Consumer real estate mortgage consists primarily of loans secured by one- to four-family residential properties, including home equity loans and lines of credit. Repayment is primarily dependent on the personal cash flow of the borrower.

•Acquisition, Development and land loans – Acquisition, development and land loans include loans where the repayment is dependent on the successful completion and eventual sale, refinance or operation of the related real estate project. Acquisition, development and land loans include one- to four-family construction projects and commercial construction or rehabilitation endeavors such as warehouses, apartments, office and retail space and land acquisition and development.

•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.

•Consumer and other loans - Consumer and other loans include all loans issued to individuals, primarily pre-existing First Seacoast Bank customers, not included in the consumer real estate mortgage classification and purchased loans secured by manufactured housing properties. Examples of consumer and other loans are automobile loans and other installment loans extended directly to the borrower. Consumer loans may be unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

The WARM method uses an approach that begins with a quarterly loss rate and applies that rate to the loan pools of financial assets with similar risk characteristics noted above on a periodic basis over time for the remaining life expectation of each loan pool. Due to the Company’s limited loss experience, management has chosen to use peer group loss data in the calculation of the quarterly loss rate. A peer group was selected within the third-party software application which includes all banks between $300 million and $1 billion in asset size located in the northeastern United States. The historical loss component segmented by loan pool serves as the core of the ACL adequacy methodology. The remaining life calculation for each pool is calculated by the third-party software application using an attrition calculator that performs quarterly cohort-based attrition measurements using the actual historical experience of each loan pool.

The estimated credit losses for all loan pools are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon quarterly trend assessments in portfolio concentrations, policy exceptions, associate retention, independent loan review results, competition and peer group credit quality trends. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors. Additional qualitative considerations are made for any identified risk which did not exist within our portfolio historically and therefore may not be adequately addressed through evaluation of such risk factor based on historical portfolio trends as previously discussed.

Our ACL as a percent of total loans decreased from 0.89% at December 31, 2022 to 0.79% at December 31, 2023, which primarily reflects the impact of ASC 326 adoption, calculated loss rates based upon remaining life measurements and our consideration of the current economic conditions that affect the qualitative adjustments used in the determination of the ACL as they have evolved over the year from the impact of inflationary pressures and geopolitical concerns, among other considerations. While we consider a number of variables in our evaluation of the adequacy of the ACL, one of the more significant variables is the use of a reasonable and supportable forecast period in the calculation of a historical loss rate. As noted above, the Company has chosen a forecast period of one year which will be similar to the historical loss period between January 2014 and December 2016 and then reverting to the long-term average over the following two quarters using the straight-line reversion method. This time period was one of relatively stagnant expansion in the U.S. with GDP growth rates in the 1.6% - 2.6% range. Economic indicators during this period were mixed and appear similar to the current economy.

Additionally, because historical loss experience may not fully reflect our expectations about the future, management has adjusted the historical loss rate through a qualitative adjustment to reflect current economic conditions not already reflected in the historical loss information. If a pre-recessionary period such as the period between March 2007 and September 2009 was chosen as the reasonable and supportable forecast period with a similar qualitative adjustment consideration, the ACL would increase by $289,000 to $3.7 million. Alternatively, if the qualitative adjustment to reflect current economic conditions not already reflected in the historical loss information were removed from the chosen forecast period used in the calculation of the ACL, the ACL would decrease by $941,000 to $2.4 million.

While policies and procedures used to estimate the ACL, as well as the resultant provision for credit losses charged to (loss) income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal auditors, they are necessarily approximate and imprecise. There are factors beyond our control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the ACL and thus the resulting provision for credit losses. Therefore, management considers the calculation of the ACL a critical accounting estimate.

Prior to the adoption of the new accounting standard for credit losses, the ALL consisted of general, allocated and unallocated components. The general component was based primarily on our average historical loss rates for the preceding three years adjusted for qualitative factors stratified by our loan segments. The reported amount of this component may be impacted by portfolio growth trends and concentrations, levels and trends of delinquencies and local and National economic trends and conditions. The allocated component related to loans that are classified as impaired. Generally, our impaired loans are collateral-dependent and impairment is measured through the collateral method. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the ALL. At December 31, 2022, the collateral values of collateral-dependent impaired loans was sufficient and no impairment charge was necessary. The unallocated component was maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the ALL reflected the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Our ALL as a percent of total loans decreased from 0.95% at December 31, 2021 to 0.89% at December 31, 2022, which primarily reflected the impact of our consideration of the then current economic conditions that affect the qualitative factors used in the determination of the ALL as they have evolved over these periods from the impact of the COVID-19 pandemic to inflationary pressures and geopolitical concerns, among other considerations.

The Company's measurement of the fair value of its financial instruments is subject to uncertainty primarily due to the lack of quoted market prices for a portion of its various assets and liabilities. Fair values, where quoted market prices are not available, are based on estimates using the present value of cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Certain of the Company's financial assets are measured at fair value on a recurring or non-recurring basis. The Company's primary financial asset measured at fair value on a recurring basis is its securities available-for-sale. For these securities, we obtain fair value measurements from independent pricing services which consider observable data that may include reported trades, dealer quotes, the instrument’s terms and conditions, as well as other market data. These fair value measurements are significantly impacted by changes in market interest rates and current economic conditions as compared to the coupon rates for the financial assets. We obtain a monthly market rate volatility report to confirm that the overall price volatility of the portfolio is within prescribed policy limits.

Fair value of the Company’s mortgage servicing rights is also measured on a recurring basis based upon a valuation model that calculates the present value of estimated future net servicing income. We rely on an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of our mortgage servicing rights. The valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future income and that can be validated against available market data. These assumptions are inherently sensitive to change as these unobservable inputs are not based upon quoted prices in active markets or otherwise observable. We periodically review the assumptions underlying the valuation of our mortgage servicing rights. While we believe the values produced by the discounted cash flow model are indicative of the fair value of our mortgage servicing rights portfolio, these values can change significantly depending upon factors such as the then current interest rate environment, estimated prepayments speeds of the underlying mortgage loans being serviced, and other economic conditions.

Fair value of the Company’s derivatives is measured on a recurring basis using the discounted cash flow method on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. These fair value measurements are significantly impacted by changes in market interest rates and current economic conditions as compared to the coupon rates for the derivatives. We obtain a monthly interest rate volatility report to monitor the volatility of our derivatives portfolio.

At December 31, 2023 and 2022, there were no financial assets or liabilities measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. This may include certain individually evaluated loans reported at the fair value of the underlying collateral. The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring or non-recurring basis.

ASC Topic 825, “Financial Instruments,” also requires disclosure of the fair value of financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At December 31, 2023 and 2022, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. At December 31, 2023 and 2022, these factors have not materially impacted the estimated fair values of loans as compared to their carrying amounts.

Emerging Growth Company Status

Under the JOBS Act, a company with total annual gross revenues of less than $1.235 billion (adjusted for inflation) during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold non-binding advisory stockholder votes on annual executive compensation (more frequently referred to as “say-on-pay” votes) or on executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting and can provide scaled disclosure regarding executive compensation; however, the Company will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under SEC regulations (generally less than $250 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The extended transition period is generally one year, although it may vary for any particular accounting pronouncement. We have opted to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.235 billion or more (adjusted for inflation); (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933 (which will be December 31, 2024 for the Company); (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total Assets. Total assets were $571.0 million as of December 31, 2023, an increase of $33.6 million, or 6.3%, when compared to total assets of $537.4 million at December 31, 2022. The increase was due primarily to increases in securities available-for-sale and net loans.

Cash and Due From Banks. Cash and due from banks decreased $2.2 million, or 26.4%, to $6.1 million at December 31, 2023 from $8.3 million at December 31, 2022. The decrease was due primarily to a $15.8 million increase in securities available-for-sale, a $27.7 million increase in net loans and a $6.4 million decrease in borrowings, offset by $25.6 million of net proceeds from the stock offering in connection with the conversion of the former First Seacoast Bancorp, MHC and a $22.4 million increase in total deposits during the year ended December 31, 2023.

Available-for-Sale Securities. Available-for-sale securities increased by $15.8 million, or 14.9%, to $121.9 million at December 31, 2023 from $106.1 million at December 31, 2022. This increase was due to investment purchases totaling $55.4 million and a $6.2 million decrease in net unrealized losses within the portfolio, offset by proceeds from sales, maturities and principal repayments totaling $40.9 million, realized losses of $4.2 million and $904,000 of net amortization of bond premiums. As noted above, on November 28, 2023, we executed a balance sheet repositioning strategy related to our available-for-sale investment securities portfolio where we sold $40.6 million in book value of lower-yielding investment securities for an after-tax realized loss of $3.1 million and purchased $40.6 million of higher-yielding investment securities which were classified as available-for-sale upon purchase.

Net Loans. Net loans increased $27.7 million, or 6.9%, to $426.6 million at December 31, 2023 from $398.9 million at December 31, 2022. During the year ended December 31, 2023, we originated $81.7 million of loans. During 2023, we also purchased $2.0 million of participation interests in commercial and industrial loans, $780,000 of one- to four-family residential mortgages and $1.5 million of consumer loans secured by manufactured housing properties. As of December 31, 2023 and 2022, the portfolios of purchased loans had outstanding principal balances of $33.3 million and $30.5, respectively, and were performing in accordance with their original repayment terms. Net deferred loan costs increased $183,000, or 7.5%, to $2.6 million at December 31, 2023 from $2.4 million at December 31, 2022 due primarily to the increase in deferred costs on consumer loans. SBA fee and interest income, related to loans originated under the Paycheck Protection Program ("PPP"), recognized during the years ended December 31, 2023 and 2022 was $-0- and $233,000, respectively, and is included in interest and fees on loans.

One- to four-family residential mortgage loans increased $16.1 million, or 6.4%, to $268.9 million at December 31, 2023 from $252.8 million at December 31, 2022. Commercial real estate mortgage loans increased $6.0 million, or 7.4%, to $86.6 million at December 31, 2023 from $80.6 million at December 31, 2022. Acquisition, development and land loans decreased $970,000, or 5.2%, to $17.5 million at December 31, 2023 from $18.5 million at December 31, 2022. Commercial and industrial loans increased $1.5 million, or 6.0%, to $25.5 million at December 31, 2023 from $24.1 million at December 31, 2022. Home equity loans and lines of credit increased $3.9 million, or 38.7%, to $14.1 million at December 31, 2023 from $10.2 million at December 31, 2022. Multi-family real estate loans decreased $604,000, or 7.4%, to $7.6 million at December 31, 2023 from $8.2 million at December 31, 2022. Consumer loans increased by $1.6 million, or 19.9%, to $9.8 million at December 31, 2023 from $8.2 million at December 31, 2022.

Our strategy to grow the balance sheet continues to be through originations of one- to four-family residential mortgage loans, while also diversifying into higher yielding commercial and multi-family real estate loans and commercial and industrial loans to improve net margins and manage interest rate risk. We also continue to consider selling selected, conforming 15-year and 30-year fixed rate mortgage loans to the secondary market on a servicing retained basis as market conditions allow, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

Our ACL on loans decreased $191,000 to $3.4 million at December 31, 2023 from $3.6 million at December 31, 2022, due primarily to the adoption of ASU 2016-13 and its new credit impairment standard for financial assets measured at amortized cost. The ASU requires financial assets measured at amortized cost, including loans, to be presented at the net amount expected to be collected, through an ACL for losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires the measurement of all expected credit losses for loans held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, the ASU requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied at prior reporting dates are still permitted, though the inputs to those techniques have changed to reflect the full amount of expected credit losses. The Bank has selected the Weighted Average Remaining Maturity Model (“WARM” or "CECL model"), for the loss calculation of each of the Bank’s loan pools utilizing a third-party software application. The WARM uses a quarterly loss rate and future expectations of loan balances to calculate an ACL. A loss rate is applied to pool balances over time.

The effect of implementing this ASU was recorded as a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which was January 1, 2023. The adoption of the new standard resulted in a $295,000 decrease to the ACL on loans which was offset by a $290,000 increase in the allowance for off-balance sheet commitments that are not unconditionally cancelable. The decrease in ACL on loans was due to a reduced emphasis on qualitative factors under the CECL model as the underlying historical loss data of the selected peer group is more robust with broader time horizons as compared to our actual historical loss data used under the incurred loss methodology. Under the CECL model, subsequent changes in the ACL are recorded through a charge to the provision for credit losses in the statement of loss as the amounts expected to be collected change.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses.

Deposits increased $22.4 million, or 5.9%, to $404.8 million at December 31, 2023 from $382.4 million at December 31, 2022 primarily as a result of an increase in time deposits, offset by a decrease in core deposits. Core deposits (defined as all deposits other than time deposits) decreased $7.1 million, or 2.2%, to $313.5 million at December 31, 2023 from $320.6 million at December 31, 2022. The decrease in core deposits was due to a $26.9 million, or 29.0%, decrease in non-interest bearing accounts and a decrease in NOW accounts and demand deposits of $14.5 million, or 13.0%, offset by an increase in money market deposits of $24.4 million, or 40.1%, and an increase in savings deposits of $9.9 million, or 18.0%. Time deposits increased $29.6 million, or 47.9%, to $91.3 million at December 31, 2023 from $61.7 million at December 31, 2022. At December 31, 2023 and 2022, there were $23.6 million and $18.1 million of brokered deposits included in time deposits, respectively, and $20.9 million and $-0- of brokered deposits included in savings deposits, respectively. The purchase of brokered deposits offered a lower cost alternative to advances from the Federal Home Loan Bank of a similar duration.

Borrowings. Total borrowings decreased $6.4 million, or 6.4%, to $93.0 million at December 31, 2023 from $99.4 million at December 31, 2022 due to a decrease of $26.4 million in FHLB advances offset by $20.0 million of FRB advances. Advances from FHLB decreased $26.4 million, or 26.6%, to $73.0 million at December 31, 2023 from $99.4 million at December 31, 2022 due primarily to the net repayment of advances from the receipt of $25.6 million of net proceeds from the stock offering in connection with the conversion of the former First Seacoast Bancorp, MHC. Advances from FRB increased to $20.0 million at December 31, 2023 from $-0- at December 31, 2022 due to net advances from the Bank Term Funding Program.

Total Stockholders’ Equity. Total stockholders’ equity increased $17.3 million, or 35.0%, to $66.6 million at December 31, 2023 from $49.3 million at December 31, 2022. This increase was due primarily to $25.6 million of net proceeds received from the conversion of the former First Seacoast Bancorp, MHC and $3.8 million of other comprehensive income related primarily to net changes in unrealized holding losses in the available-for-sale securities portfolio adjusted for realized securities losses offset by a net loss of $10.7 million and the purchase of $2.2 million of common stock by the ESOP during the year ended December 31, 2023.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Management determines that a loan is non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be non-performing, the measurement of the loan in the ACL on loans is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for non-performance based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis.

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

Non-performing loans were $141,000, or 0.03% of total loans, at December 31, 2023, compared to $89,000, or 0.02% of total loans, at December 31, 2022. At December 31, 2023, non-performing loans consist of a residential mortgage loan and an associated home equity loan which had outstanding balances totaling $141,000. The property has an estimated market value of approximately $216,000. At December 31, 2022, non-performing loans consisted primarily of a residential mortgage loan to a deceased borrower which had an outstanding balance of $84,000. The property was sold in April 2023 and the outstanding loan balance was paid in full. At December 31, 2023 and 2022, we had no foreclosed assets.

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

Net Loss. Net loss was $10.7 million for the year ended December 31, 2023, compared to a net loss of $565,000 for the year ended December 31, 2022, an increase of $10.1 million. This increase was due to a $3.5 million, or 23.8%, decrease in net interest and dividend income after provision for credit losses, a $2.9 million, or 326.0%, decrease in non-interest income and a $4.4 million increase in income tax expense, offset by a $740,000, or 4.4%, decrease in non-interest expense during the year ended December 31, 2023.

Interest and Dividend Income. Interest and dividend income increased $4.0 million, or 24.0%, to $20.6 million for the year ended December 31, 2023 from $16.6 million for the year ended December 31, 2022. This increase was due to a $2.8 million, or 19.9%, increase in interest and fees on loans and a $1.2 million, or 46.7%, increase in interest and dividend income on investments. Interest and fees on loans for the years ended December 31, 2023 and 2022 included $-0- and $233,000 of interest and fees earned on PPP loans, respectively.

Average interest-earning assets increased $35.8 million, or 7.2%, to $532.8 million for the year ended December 31, 2023 from $497.0 million for the year ended December 31, 2022. The weighted average yield on interest-earning assets increased 52 basis points to 3.86% for the year ended December 31, 2023 from 3.34% for the year ended December 31, 2022. The weighted average yield for the loan portfolio increased 42 basis points to 4.08% for the year ended December 31, 2023 from 3.66% for the year ended December 31, 2022 due primarily to an increase in market interest rates. The weighted average yield for all other interest-earning assets increased to 3.12% for the year ended December 31, 2023 from 2.25% for the year ended December 31, 2022 due primarily to an increase in market interest rates.

Interest Expense. Total interest expense increased $7.3 million, or 419.8%, to $9.1 million for the year ended December 31, 2023 from $1.7 million for the year ended December 31, 2022. Interest expense on deposits increased $4.7 million, or 666.2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The average balance of interest-bearing deposits increased $22.2 million, or 7.5%, to $319.2 million for the year ended December 31, 2023 from $297.0 million for the year ended December 31, 2022 primarily as a result of an increase in the average balance of money market, savings and time deposits offset by a decrease in the average balances of NOW and demand deposits. The weighted average rate of interest-bearing deposits increased to 1.67% for the year ended December 31, 2023 from 0.23% for the year ended December 31, 2022 due primarily to an increase in market interest rates and to respond to deposit pricing by competitors.

Interest expense on borrowings consists of interest on advances from the Federal Home Loan Bank and the Federal Reserve Bank. Interest expense on borrowings increased $2.7 million, or 254.6%, to $3.7 million for the year ended December 31, 2023 from $1.0 million for the year ended December 31, 2022 primarily due to an increase in the average balance of borrowings and an increase in market interest rates. The average balance of borrowings increased $14.9 million, or 23.3%, to $78.8 million for the year ended December 31, 2023 from $63.9 million for the year ended December 31, 2022. The weighted average rate of borrowings increased to 4.70% for the year ended December 31, 2023 from 1.64% for the year ended December 31, 2022 due primarily to an increase in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income decreased $3.4 million, or 22.6%, to $11.5 million for the year ended December 31, 2023 from $14.9 million for the year ended December 31, 2022. This decrease was due to an increase of $37.1 million, or 10.2%, in the average balance of interest-bearing liabilities, consisting primarily of an increase in the average balance of borrowings and time deposits, during the year ended December 31, 2023 offset by a $35.8 million, or 7.2%, increase in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans and non-taxable debt securities. Net interest margin decreased to 2.16% for the year ended December 31, 2023 from 2.99% for the year ended December 31, 2022 due primarily to an increase in the average rate of borrowings and interest-bearing deposits offset by an increase in the average yield on interest-earning assets.

Provision for Credit Losses. Based upon management’s analysis of the ACL, a $188,000 provision for credit losses expense was recorded for the year ended December 31, 2023 compared to $-0- for the year ended December 31, 2022. The provision for credit losses expense for the year ended December 31, 2023 consisted of a $105,000 provision for credit losses on loans and a $83,000 provision for credit losses on off-balance sheet credit exposures.

Non-Interest Income. Non-interest income decreased $2.9 million, or 326.0%, to $(2.0) million for the year ended December 31, 2023 compared to $888,000 for the year ended December 31, 2022. The decrease in non-interest income during the year ended December 31, 2023 was due primarily to a $3.4 million, or 458.6%, increase in losses realized on the sale of securities, a decrease of $280,000, or 27.0%, in customer service fees and a decrease of $49,000, or 38.9%, in loan servicing fee income offset by an $849,000 gain on termination of interest rate swaps.

Non-Interest Expense. Non-interest expense decreased $740,000, or 4.4%, to $16.0 million for the year ended December 31, 2023 from $16.8 million for the year ended December 31, 2022. The decrease in non-interest expense was due primarily to a $1.0 million, or 9.5%, decrease in salaries and employee benefits, a $68,000, or 11.4%, decrease in marketing, and a $32,000, or 6.6%, decrease in equipment expense offset by a $196,000, or 14.0%, increase in data processing and a $103,000, or 66.9%, increase in deposit insurance fees during the year ended December 31, 2023. The decrease in salaries and benefits during the year ended December 31, 2023 was due primarily to a non-recurring $1.5 million charge incurred in 2022 to withdraw from the Pentegra DB Plan offset by the recognition of previously unearned compensation associated with restricted stock awards granted in 2021 and compensation expense associated with incentive and non-statutory stock options granted in May 2023. Included in marketing for the year ended December 31, 2022 was a one-time $150,000 donation to the First Seacoast Community Foundation, Inc.

Income Taxes. Income tax expense (benefit) increased $4.4 million to a $3.9 million income tax expense for the year ended December 31, 2023 compared to an income tax benefit of $451,000 for the year ended December 31, 2022. The effective tax rate was 58.8% and (44.4)% for the years ended December 31, 2023 and 2022, respectively. Loss before income tax expense (benefit) was $6.7 million for the year ended December 31, 2023 as compared to $1.0 million for the year ended December 31, 2022. The increase in the effective tax rate for 2023 as compared to 2022 was due primarily to the establishment of a 100% valuation allowance for all deferred tax assets.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs and certain other information at the date and for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of net deferred fee expense, discounts and premiums that are amortized or accreted to interest income or interest expense. Average loan balances exclude loans held for sale, if applicable. The following tables include no out-of-period items or adjustments.

	For the Year Ended December 31,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$414,601	$16,896	4.08%	$385,202	$14,092	3.66%
Taxable debt securities	52,622	1,521	2.89%	52,736	995	1.89%
Non-taxable debt securities	56,928	1,735	3.05%	49,782	1,316	2.64%
Interest-bearing deposits with other banks	5,872	201	3.42%	6,571	89	1.35%
Federal Home Loan Bank stock	2,820	237	8.40%	2,733	118	4.32%
Total interest-earning assets	532,843	20,590	3.86%	497,024	16,610	3.34%
Non-interest-earning assets	18,485			15,832
Total assets	$551,328			$512,856
Interest-bearing liabilities:
NOW and demand deposits	$101,947	$402	0.39%	$112,504	$139	0.12%
Money market deposits	74,045	1,830	2.47%	66,936	151	0.23%
Savings deposits	65,802	1,004	1.53%	62,471	82	0.13%
Time deposits	77,406	2,095	2.71%	55,129	311	0.56%
Total interest-bearing deposits	319,200	5,331	1.67%	297,040	683	0.23%
Borrowings	78,839	3,709	4.70%	63,916	1,046	1.64%
Other	1,894	40	2.13%	1,864	18	0.97%
Total interest-bearing liabilities	399,933	9,080	2.27%	362,820	1,747	0.48%
Non-interest-bearing deposits	76,533			92,576
Other noninterest-bearing liabilities	4,299			3,782
Total liabilities	480,765			459,178
Total equity	70,563			53,678
Total liabilities and equity	$551,328			$512,856
Net interest income		$11,510			$14,863
Net interest rate spread (1)			1.59%			2.86%
Net interest-earning assets (2)	$132,910			$134,204
Net interest margin (3)			2.16%			2.99%
Average interest-earning assets as a percent of interest-bearing liabilities	133.23%			136.99%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee expense included in loan interest totaled $374,000 and $194,000 for the years ended December 31, 2023 and 2022, respectively.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$1,125	$1,679	$2,804
Taxable debt securities	(2)	528	526
Non-taxable debt securities	203	216	419
Interest-bearing deposits with other banks	(10)	122	112
Federal Home Loan Bank stock	4	115	119
Total interest-earning assets	1,320	2,660	3,980
Interest-bearing liabilities:
NOW and demand deposits	(14)	277	263
Money market deposits	18	1,661	1,679
Savings deposits	5	917	922
Time deposits	172	1,612	1,784
Total interest-bearing deposits	181	4,467	4,648
Borrowings	295	2,368	2,663
Other	—	22	22
Total interest-bearing liabilities	476	6,857	7,333
Change in net interest income	$844	$(4,197)	$(3,353)
Management of Market Risk

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

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100, 200, 300 and 400 basis points from current market rates.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of December 31, 2023 and 2022.

As of December 31, 2023:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$38,063	$(29,082)	(43.3)%	8.4%	$(434)
300 bp	45,307	(21,838)	(32.5)	9.6	(310)
200 bp	52,710	(14,435)	(21.5)	10.8	(194)
100 bp	60,749	(6,396)	(9.5)	11.9	(78)
0	67,145	—	—	12.7	—
(100) bp	72,043	4,898	7.3	13.2	45
(200) bp	74,730	7,585	11.3	13.2	49
(300) bp	74,371	7,226	10.8	12.7	4
(400) bp	67,366	221	0.3	11.3	(141)

As of December 31, 2022:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$64,978	$(31,915)	(32.9)%	15.3%	$(401)
300 bp	72,904	(23,989)	(24.8)	16.4	(284)
200 bp	80,715	(16,178)	(16.7)	17.5	(180)
100 bp	89,144	(7,749)	(8.0)	18.5	(78)
0	96,893	—	—	19.3	—
(100) bp	102,856	5,963	6.2	19.6	37
(200) bp	106,776	9,883	10.2	19.6	35
(300) bp	107,095	10,202	10.5	19.0	(29)
(400) bp	99,984	3,091	3.2	17.3	(199)

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

The percent changes to NPV in the +200, +300 and +400 bp changes in interest rates was -21.5%, -32.5% and -43.3%, respectively, at December 31, 2023 versus policy limits of -20.0%, -30.0% and -40.0%, respectively. These percent changes were due primarily to the migration of deposits during 2023 from less interest-sensitive products such as NOW and demand deposits to products with greater interest rate sensitivity, i.e., money market and time deposits. We monitor our exposure to movements in interest rates regularly and discuss the implementation of strategies we believe will mitigate the negative impact of such movements. All categories of percent change to NPV were within board of directors - approved policy limits at December 31, 2022.

Economic Value of Equity. Like most financial institutions, our profitability depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds, adjusted for the value of off-balance sheet contracts. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate sensitive assets and liabilities in response to these movements. Factors such as inflation, recession, and instability in financial markets, among other factors beyond our control, may affect interest rates.

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity will decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Bank’s economic value of equity analysis as of December 31, 2023 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 21.5% decrease in economic value of equity which was above the policy limit of 20%. At the same date, our analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Bank would experience a 11.3% increase in the economic value of equity.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. As of December 31, 2023 and 2022, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, had an estimated value not exceeding $102.5 million, or 25.3% of total deposits, and $82.0 million, or 21.4% of total deposits, respectively. For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we began offering in late 2023 the CDARS® program, which allows the Bank to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. We receive a like amount of deposits from other participating financial institutions. In addition, we offer the ICS™ program, an insured deposit “sweep” program for demand deposits which is a product offered by IntraFi Network, LLC, which is also the provider of the CDARS® program. Similarly to the certificates of deposit’s discussed above, the Bank receives a like amount of deposits from other financial institutions and all customer deposits are insured by the FDIC. These “reciprocal” CDARS® and ICS deposits are classified as “brokered” deposits in regulatory reports. The Bank considers these deposits to be “core” in nature. At December 31, 2023, our “reciprocal” CDARS® and ICS deposits were $-0- and $1.1 million, respectively.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the FHLB as supplemental sources of funds. At December 31, 2023 and 2022, we had $73.0 million and $99.4 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $71.8 million and $36.5 million, respectively. Additionally, at December 31, 2023 and 2022, we had an overnight line of credit with the FHLB for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At December 31, 2023 and 2022, there were no outstanding balances under any of these additional credit facilities.

The Bank has established two secured credit facilities with the FRB – Bank Term Funding Program (“BTFP”) and Borrower-In-Custody of Collateral Program (“BIC”). At December 31, 2023 and 2022, we had $20.0 million and $-0-outstanding in advances from the FRB, respectively, and the ability to borrow an additional $3.5 million under the BTFP and is based upon eligible collateral, principally government-sponsored enterprise obligations, mortgage-backed securities and collateralized mortgage obligations issued by various U.S. Government agencies, owned as of March 12, 2023 and December 31, 2023. Advances can be requested under the BTFP until March 11, 2024. The interest rate for term advances under the BTFP will be the one-year overnight index swap rate plus 10 basis points and fixed for the term of the advance – up to one year - on the day the advance is made. At December 31, 2023, the Bank’s borrowing capacity is $50.6 million under the BIC and is based upon eligible collateral -principally general obligation municipal bonds. The entire balance of this credit facility was available at December 31, 2023.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our most liquid assets are cash and cash equivalents and available-for-sale investment securities. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities; investing activities and financing activities. Net cash (used) provided by operating activities was $(1.9) million and $973,000 for the years ended December 31, 2023 and 2022, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and loan purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $39.5 million and $58.1 million for the years ended December 31, 2023 and 2022, respectively. Net cash provided by financing activities, consisting primarily of proceeds from the sale of common stock, activity in deposit accounts, FHLB and FRB advances, was $39.2 million and $58.7 million for the years ended December 31, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of December 31, 2023. Our current strategy is to increase core deposits and utilize FHLB and FRB advances, as well as brokered deposits, to fund loan growth.

First Seacoast Bancorp, Inc. is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At December 31, 2023, the Company (on an unconsolidated basis) had liquid assets of $20.4 million.

At December 31, 2023, First Seacoast Bank exceeded all of its regulatory capital requirements. See Note 17 of the notes to our consolidated financial statements of this annual report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

Recent Accounting Developments

For a discussion of the impact of recent accounting pronouncements, see Note 3 of the notes to our consolidated financial statements of this annual report.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information regarding this Item is contained in Item 7 under the heading “Management of Market Risk.”

ITEM 8. Financial Statements and Supplementary Data

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	2023	2022
ASSETS
Cash and due from banks	$6,069	$8,250
Interest bearing time deposits with other banks	—	747
Securities available-for-sale, at fair value	121,854	106,100
Federal Home Loan Bank stock	2,986	3,502
Total loans	430,031	402,505
Less allowance for credit losses on loans	(3,390)	(3,581)
Net loans	426,641	398,924
Land, building and equipment, net	4,072	4,181
Bank-owned life insurance	4,663	4,561
Accrued interest receivable	2,294	1,988
Other assets	2,456	9,171
Total assets	$571,035	$537,424
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$65,845	$92,757
Interest bearing deposits	338,953	289,606
Total deposits	404,798	382,363
Advances from Federal Home Loan Bank	73,007	99,397
Advances from Federal Reserve Bank	20,000	—
Mortgagors’ tax escrow	640	938
Deferred compensation liability	2,071	1,830
Other liabilities	3,901	3,559
Total liabilities	504,417	488,087
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 5,192,612 issued and 5,077,164 outstanding at December 31, 2023; and 5,183,536 issued and 5,068,637 outstanding at December 31, 2022(1)	52	62
Additional paid-in capital	52,642	26,768
Retained earnings	25,597	36,248
Accumulated other comprehensive loss	(5,944)	(9,727)
Treasury stock, at cost: 115,448 and 114,899 shares outstanding as of December 31, 2023 and 2022(1), respectively	(1,381)	(1,377)
Unearned stock compensation	(4,348)	(2,637)
Total stockholders' equity	66,618	49,337
Total liabilities and stockholders' equity	$571,035	$537,424

(1) Adjusted for conversion of the former First Seacoast Bancorp, MHC.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2023	2022
Interest and dividend income:
Interest and fees on loans	$16,896	$14,092
Interest on debt securities:
Taxable	1,722	1,084
Non-taxable	1,735	1,316
Total interest on debt securities	3,457	2,400
Dividends	237	118
Total interest and dividend income	20,590	16,610
Interest expense:
Interest on deposits	5,371	701
Interest on borrowings	3,709	1,046
Total interest expense	9,080	1,747
Net interest and dividend income	11,510	14,863
Provision for credit losses	188	—
Net interest and dividend income after provision for credit losses	11,322	14,863
Non-interest income:
Customer service fees	759	1,039
Gain on sale of loans	2	2
Securities losses, net	(4,173)	(747)
Gain on termination of interest rate swaps	849	—
Income from bank-owned life insurance	102	100
Loan servicing fee income	77	126
Investment services fees	332	328
Other income	45	40
Total non-interest (loss) income	(2,007)	888
Non-interest expense:
Salaries and employee benefits	9,659	10,673
Director compensation	343	324
Occupancy expense	758	732
Equipment expense	456	488
Marketing	530	598
Data processing	1,596	1,400
Deposit insurance fees	257	154
Professional fees and assessments	1,014	983
Debit card fees	191	184
Employee travel and education expenses	208	198
Other expense	1,015	1,033
Total non-interest expense	16,027	16,767
Loss before income tax expense (benefit)	(6,712)	(1,016)
Income tax expense (benefit)	3,944	(451)
Net loss	$(10,656)	$(565)
Loss per share:
Basic (1)	$(2.29)	$(0.12)
Diluted (1)	$(2.29)	$(0.12)
Weighted average shares:
Basic (1)	4,650,916	4,820,330
Diluted (1), (2)	4,650,916	4,820,330

(1) Adjusted for conversion of the former First Seacoast Bancorp, MHC.
(2) Not adjusted for potentially dilutive shares for years where a net loss is recognized. The years ended December 31, 2023 and 2022 exclude 64,786 and 32,393, respectively, of stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the years presented.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Net loss	$(10,656)	$(565)
Other comprehensive income (loss), net of income taxes(1):
Securities available-for-sale:
Unrealized holding gains (losses) on securities available-for-sale arising during the year, net of income taxes of $315 and $(4,562) in 2023 and 2022, respectively	773	(12,283)
Reclassification adjustment for securities losses, net and net amortization of bond premiums included in net loss, net of income taxes of $1,367 and $476 in 2023 and 2022, respectively	3,711	1,280
Total unrealized gain (loss) on securities available-for-sale	4,484	(11,003)
Derivatives:
Change in interest rate swaps, net of income taxes of $(30) and $237 in 2023 and 2022, respectively	(82)	639
Reclassification adjustment for gains and net interest expense on swaps included in net loss, net of income taxes of $(230) and $31 in 2023 and 2022, respectively	(619)	(84)
Total change in interest rate swaps	(701)	555
Other comprehensive income (loss)	3,783	(10,448)
Comprehensive loss	$(6,873)	$(11,013)

(1)Includes a deferred tax valuation allowance equal to the net tax benefit.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Balance December 31, 2021(1)	5,117,982	$62	$26,783	$36,813	$721	$(748)	$(3,163)	$60,468
Net loss	—	—	—	(565)	—	—	—	(565)
Other comprehensive loss	—	—	—	—	(10,448)	—	—	(10,448)
Treasury stock activity(1)	(49,345)	—	—	—	—	(629)	—	(629)
Issuance of stock compensation	—	—	—	—	—	—	387	387
Amortization of unearned stock compensation	—	—	(20)	—	—	—	20	—
ESOP shares earned - 9,967 shares(1)	—	—	5	—	—	—	119	124
Balance December 31, 2022(1)	5,068,637	$62	$26,768	$36,248	$(9,727)	$(1,377)	$(2,637)	$49,337

Balance December 31, 2022(1)	5,068,637	$62	$26,768	$36,248	$(9,727)	$(1,377)	$(2,637)	$49,337
Net loss	—	—	—	(10,656)	—	—	—	(10,656)
Other comprehensive income	—	—	—	—	3,783	—	—	3,783
Treasury stock activity	(549)	—	—	—	—	(4)	—	(4)
Cumulative adjustment for change in accounting principle (ASU 2016-13)	—	—	—	5	—	—	—	5
Reorganization: Conversion of First Seacoast Bancorp, Inc. (net of costs of $2.4 million)	6,598	(10)	25,732	—	—	—	—	25,722
Purchase of 224,400 shares of common stock by the ESOP	—	—	—	—	—	—	(2,244)	(2,244)
Issuance of stock compensation	2,478	—	20	—	—	—	(20)	—
Amortization of unearned stock compensation	—	—	—	—	—	—	399	399
Stock-based compensation expense	—	—	150	—	—	—	—	150
ESOP shares earned - 15,354 shares	—	—	(28)	—	—	—	154	126
Balance December 31, 2023	5,077,164	$52	$52,642	$25,597	$(5,944)	$(1,381)	$(4,348)	$66,618

(1) Shares adjusted for conversion of the former First Seacoast Bancorp, MHC.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(10,656)	$(565)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Cumulative change in accounting principle (ASU 2016-13)	5	—
ESOP expense	126	124
Stock based compensation	549	387
Loss on disposition of property and equipment	2	—
Depreciation and amortization	486	522
Net amortization of bond premium	904	1,009
Provision for credit losses	188	—
Gain on sale of loans	(2)	(2)
Securities losses, net	4,173	747
Gain on termination of interest rate swaps	(849)	—
Proceeds from loans sold	419	639
Origination of loans sold	(417)	(637)
Increase in bank-owned life insurance	(102)	(100)
Increase in deferred costs on loans	(183)	(799)
Deferred tax expense (benefit)	3,861	(296)
Increase in accrued interest receivable	(306)	(489)
Decrease (increase) in other assets	440	(1,483)
Increase in deferred compensation liability	241	101
(Decrease) increase in other liabilities	(794)	1,815
Net cash (used) provided by operating activities	(1,915)	973
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments received on securities available-for-sale	40,863	9,872
Purchase of securities available-for-sale	(55,401)	(41,452)
Purchase of property and equipment	(349)	(103)
Loan purchases	(4,327)	(3,673)
Loan originations and principal collections, net	(22,385)	(21,401)
Net redemption (purchase) of Federal Home Loan Bank stock	516	(1,814)
Proceeds from sales and maturities of interest bearing time deposits with other banks	747	498
Proceeds from termination of interest rate swaps	849	—
Net cash used by investing activities	(39,487)	(58,073)
Cash flows from financing activities:
Net decrease in NOW, demand deposits, money market and savings accounts	(7,121)	(14,293)
Net increase in time deposits	29,556	3,413
(Decrease) increase in mortgagors’ escrow accounts	(298)	286
Proceeds from sale of common stock, net	25,622	—
Common stock purchased by ESOP	(2,244)	—
Return of capital from conversion of former First Seacoast Bancorp, MHC	100	—
Treasury stock activity	(4)	(629)
Net (payments) proceeds from short-term FHLB advances	(61,390)	71,729
Proceeds from long-term FHLB advances	50,000	468
Payments on long-term FHLB advances	(15,000)	(2,262)
Proceeds from advances from Federal Reserve Bank	45,000	—
Payments on advances from Federal Reserve Bank	(25,000)	—
Net cash provided by financing activities	39,221	58,712
Net change in cash and cash equivalents	(2,181)	1,612
Cash and cash equivalents at beginning of year	8,250	6,638
Cash and cash equivalents at end of year	$6,069	$8,250

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$8,794	$1,685
Cash paid for income taxes	56	47
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	6,167	(15,089)
Deferred taxes	(1,683)	4,086
Other comprehensive income (loss)	4,484	(11,003)
Effect of change in fair value of interest rate swaps:
Interest rate swaps	(961)	761
Deferred taxes	260	(206)
Other comprehensive (loss) income	(701)	555
Cumulative fair value hedging adjustment - loans	(632)	—
Cumulative fair value hedging adjustment - securities available-for-sale	(126)	—
Effect of the adoption of ASU 2016-13:
Allowance for credit losses on loans	(295)	NA
Other liabilities	290	NA
Effect of the adoption of ASU 2016-02:
Other assets	—	224
Other liabilities	—	224

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated Financial Statements

1.
The Company

The accompanying consolidated financial statements include the accounts of First Seacoast Bancorp, Inc. (the “Company”), its wholly-owned subsidiary, First Seacoast Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, FSB Service Corporation, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Bank is engaged principally in the business of attracting deposits from the public and investing those funds in various types of loans, including residential and commercial real estate loans, and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities. Deposits at the Bank are insured by the Federal Deposit and Insurance Corporation (“FDIC”) for the maximum amount permitted by law.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses and the valuation of deferred tax assets.

Consolidated Statements of Cash Flows

For the purpose of reporting cash flows, cash includes cash and due from banks with original maturities of 90 days or less.

Reclassifications

Certain amounts in the prior year’s financial statements may have been reclassified to conform with the current year’s presentation.

Securities Available-for-Sale

The Company classifies the available-for-sale securities portfolio into the following major security types: U.S. Government-sponsored enterprise obligations, U.S. Government agency small business administration pools guaranteed by SBA, collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA, residential mortgage-backed securities, municipal bonds, corporate debt and corporate subordinated debt. Nearly all of the mortgage-backed securities held by the Company are issued by the U.S. government and its entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a history of no credit losses. The remainder of the residential mortgage-backed securities are non-agency collateralized mortgage obligations which currently carry investment-grade bond ratings. At December 31, 2023, municipal bonds are highly-rated and are issued by state and local governments with minimal credit risk. Available-for-sale securities consist of debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These assets are carried at fair value. Unrealized holding gains and losses for these assets, net of related deferred income taxes adjusted for valuation allowances, are recorded in and reported as accumulated other comprehensive loss within stockholders’ equity. For debt securities in an unrealized loss position, the Company considers the extent of the unrealized loss and the financial condition and near-term prospects of the issuer. The Company also determines whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will write-down to fair value through a charge to earnings. For all other debt securities, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to this security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount the fair value is less than the amortized cost basis. Losses related to non-credit- related factors will be recorded in other comprehensive loss.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Debt securities are placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income.

Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method. Discounts are recognized over the period to maturity. Premiums are recognized over the period to call, if applicable. Otherwise, premiums are recognized over the period to maturity.

Interest Bearing Time Deposits With Other Banks

The Company maintained time deposits with other banks and credit unions, which were fully insured by the FDIC or National Credit Union Administration (“NCUA”). Balances were carried at cost and the time deposits carried terms of up to four years.

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock is carried at cost and can only be sold to the FHLB based on its current redemption policies. The Company reviews its investment in capital stock of the FHLB for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. Based on the most recent analysis of the FHLB, as of December 31, 2023, management deems its investment in FHLB stock to not be impaired.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, net deferred loan origination fees/costs on originated loans or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance on a simple interest basis.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due or determined to be non-performing, if earlier. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual if collection of principal or interest is considered doubtful. All interest accrued but not collected for such loans is reversed against interest income. For payments received on such loans, the interest is accounted for on the cash-basis or recorded as a reduction to loan principal if recovery is not assured, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Cash receipts of interest income on non-performing loans are credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Some or all of the cash receipts of interest income on non-performing loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on a non-performing loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

Loan Origination Fees and Costs

Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. The unamortized net deferred fees and costs are included on the consolidated balance sheets with the related loan balances. The amount charged or credited to income is included with the related interest income.

Allowance for Credit Losses ("ACL")

Effective January 1, 2023, the Company adopted the new accounting standard for credit losses, ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended ("ASU 2016-13" or “ASC 326”)." This new accounting standard, commonly referred to as "CECL," significantly changed the methodology for accounting for reserves on loans and unfunded off-balance sheet credit exposures, including certain unfunded loan commitments and standby guarantees. ASU 2016-13 replaced the "incurred loss" methodology used to establish an allowance on loans and off-balance sheet credit exposures, with an "expected loss" approach. Under CECL, the ACL at each reporting period serves as a best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date. Upon adoption of CECL, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the balance sheet on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income. The Company has a policy in place to write-off accrued interest when a loan is placed on non-accrual. Accrued interest is written-off by reversing previously recorded interest income. For loans, write-off typically occurs when a loan has been in default for 90 days or more. An immaterial amount of accrued interest on non-accrual loans was written off during the year ended December 31, 2023, by reversing interest income. Historically, the Company has not experienced uncollectible accrued interest receivable on its securities available-for-sale.

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

The significant key assumptions used with the ACL calculation at December 31, 2023 using the CECL methodology, included:

•Macroeconomic factors (loss drivers): Monitoring and assessing local and national unemployment, changes in national GDP and other macroeconomic factors which may be the most predictive indicator of losses within the loan portfolio. The macroeconomic factors considered in determining the ACL may change from time to time.

•Forecast Period and Reversion speed: ASU 2016-13 requires a company to use a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period the Company believes to be reasonable and supportable will be set annually and validated through an assessment of economic leading indicators. In periods of greater volatility and uncertainty, such as the current interest rate environment, the Company will likely use a shorter forecast period, whereas when markets, economies, interest rate environment, political matters, and other factors are considered to be more stable and certain, a longer forecast period may be used. Also, in times of greater uncertainty, the Company may consider a range of possible forecasts and evaluate the probability of each scenario. Generally, the forecasted period is expected to range from one to three years. Once the reasonable and supportable forecast period is determined, ASU 2016-13 requires a company to revert its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e., "reversion speed"), factors such as, historical credit loss experience over previous economic cycles, as well as where the Company believes it is within the current economic cycle, will be considered. At December 31, 2023, the Company has chosen a forecast period of four quarters which will be similar to the historical loss period between January 2014 and December 2016 and then reverting to the long-term average over the following two quarters using the straight-line reversion method. The Company believes this historical forecast period to be representative of potential economic conditions over the next eighteen months.

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

The ACL is measured on a collective basis for pools of loans with similar risk characteristics. The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

•Owner occupied commercial real estate mortgage loans - Owner occupied commercial real estate mortgage loans are secured by commercial office buildings, industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. For such loans, repayment is largely dependent upon the operation of the borrower's business.

•Non-owner occupied commercial real estate and multi-family real estate loans - These loans represent investment real estate loans secured by office buildings, industrial buildings, warehouses, retail buildings, and multi-family residential housing. Repayment is primarily dependent on lease income generated from the underlying collateral.

•Consumer real estate mortgage loans - Consumer real estate mortgage consists primarily of loans secured by one- to four-family residential properties, including home equity loans and lines of credit. Repayment is primarily dependent on the personal cash flow of the borrower.

•Acquisition, development and land loans - Acquisition, development and land loans include loans where the repayment is dependent on the successful completion and eventual sale, refinance or operation of the related real estate project. Acquisition, development and land loans include one- to four-family construction projects and commercial construction or rehabilitation endeavors such as warehouses, apartments, office and retail space and land acquisition and development.

•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.

•Consumer and other loans - Consumer and other loans include all loans issued to individuals, primarily pre-existing Bank customers, not included in the consumer real estate mortgage classification and purchased loans secured by manufactured housing properties. Examples of consumer and other loans are automobile loans and other installment loans extended directly to the borrower. Consumer loans may be unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

The WARM method uses an approach that begins with a quarterly loss rate and applies that rate to the loan pools of financial assets with similar risk characteristics noted above on a periodic basis over time for the remaining life expectation of each loan pool. Due to the Company’s limited loss experience, the Company has chosen to use peer group loss data in the calculation of the quarterly loss rate. A peer group was selected within the third-party software application which includes all banks between $300 million and $1 billion in asset size located in the northeastern United States. The historical loss component segmented by loan pool serves as the core of the ACL adequacy methodology. The remaining life calculation for each pool is calculated by the third-party software application using an attrition calculator that performs quarterly cohort-based attrition measurements using the actual historical experience of each loan pool.

The estimated credit losses for all loan pools are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by the Company but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon quarterly trend assessments in portfolio concentrations, policy exceptions, associate retention, independent loan review results, competition and peer group credit quality trends. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors. Additional qualitative considerations are made for any identified risk which did not exist within the portfolio historically and therefore may not be adequately addressed through evaluation of such risk factor based on historical portfolio trends as previously discussed.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: the Company has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower, or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

During the year ended December 31, 2023, the Company adopted ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," which eliminated the accounting guidance for troubled debt restructurings (TDRs) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

The allowance for credit losses on off-balance sheet commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet commitments is recognized as a liability (other liabilities in the consolidated balance sheet), with adjustments to the allowance recognized in the provision for credit losses in the consolidated statements of loss. The allowance for credit losses on off-balance sheet commitments is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates. If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses general reserves.

While policies and procedures used to estimate the ACL, as well as the resultant provision for credit losses charged to loss, are considered adequate by the Company, they are necessarily approximate and imprecise. There are factors beyond the Company's control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the ACL and thus the resulting provision for credit losses.

Prior to the adoption of the new accounting standard for credit losses, the allowance for loan losses ("ALL") consisted of general, allocated and unallocated components. The general component of the ALL was based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: commercial real estate; multifamily; commercial and industrial; acquisition, development and land; one to four family residential; home equity loans and lines of credit and consumer. The Company used a rolling average of historical losses based on a timeframe appropriate to capture relevant loss data for each loan segment. This historical loss factor was adjusted for the following qualitative factors: levels/trends in delinquencies; credit quality trends; portfolio growth trends and concentrations; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. Under previous accounting guidance, the allocated component related to loans which were classified as impaired. The Company assessed non-accrual loans and certain loans rated substandard or worse for impairment. Generally, impaired loans were collateral-dependent and impairment was measured through the collateral method. When the measurement of the impaired loan was less than the recorded investment in the loan, the impairment was recorded through the ALL. At December 31, 2022, the collateral values of collateral-dependent impaired loans was sufficient and no impairment charge was necessary. The unallocated component was maintained to cover uncertainties that could affect the Company's estimate of probable losses. The unallocated component of the ALL reflected the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Prior to January 1, 2023, when a loan was modified and a concession was made to a borrower experiencing financial difficulty, the modification was considered a TDR. An allowance for loan losses for loans that have been modified in a TDR is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercised significant judgment in developing these estimates.

Land, Building and Equipment

Land is stated at cost. Building and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets or the lease term for leasehold improvements unless renewal is reasonably assured. Maintenance and repair costs are included in operating expenses while major expenditures for improvements are capitalized and depreciated. The cost and related accumulated depreciation of assets sold, or otherwise disposed of, are removed from the related accounts and any gain or loss is included in earnings.

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of loss and are generally not subject to income taxes. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. A life insurance policy with any individual carrier is limited to 15% of Tier one capital, and the total cash surrender value of life insurance policies is limited to 25% of Tier one capital at the time of purchase.

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

Transfers and Servicing of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets.

During the normal course of business, the Company may transfer whole loans or a portion of a financial asset, such as a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer will be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

The Company services mortgage loans for others. Loan servicing fee income is reported in the consolidated statements of loss as loan servicing fee income. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.

Mortgage servicing rights (“MSR”) are initially recorded as an asset and measured at fair value when loans are sold to third parties with servicing rights retained. MSR are initially recorded at fair value by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The Company’s MSR accounted for under the fair value method are carried on the balance sheet at fair value with changes in fair value recorded in loan servicing fee income in the period in which the change occurs. Changes in the fair value of MSR are primarily due to changes in valuation inputs, assumptions and the collection and realization of expected cash flows.

Customer List Intangible

On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a final adjusted purchase price of $324,000 (included in other assets at December 31, 2023 and 2022), of which $172,000 was paid at closing. Each client account was assigned a value, and as each client transferred to the Bank, 85% of this value was paid to the seller. Once it was determined that the transition of client accounts was completed, the final purchase price was adjusted and a final payment made to the seller. As of December 31, 2023 and 2022, approximately $25.7 million and $23.0 million of purchased client accounts are included in total assets under management, respectively. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period. During the years ended December 31, 2023 and 2022, $30,000 and $34,000 of amortization expense was recorded in other expense, respectively.

Revenue Recognition

Accounting Standards Codification (“ASC”) section 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit and investments securities, as well as revenue related to our mortgage servicing activities and bank owned life insurance, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606 and which are presented in our income statements as components of non-interest income are as follows:

•
Customer service fees—these represent general service fees for monthly account maintenance and activity- or transaction- based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer, debit card transaction or ATM withdrawal). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.
•
Investment service fees—these represent fees for investment advisory services, which are generally based on the market values of assets under management, and commissions earned on individual investment and insurance products purchased by clients of FSB Wealth Management. Revenue is recognized when a performance obligation is completed, which is generally monthly for investment advisory services or when an investment product is purchased. Payment for such performance obligations is generally received in the month following the time the performance obligations are satisfied.

Advertising Expense

Advertising costs are expensed as incurred and recorded within marketing expense.

Employee Stock Ownership Plan

The Company maintains the First Seacoast Bank Employee Stock Ownership Plan (“ESOP”) to provide eligible employees of the company the opportunity to own company common stock. The ESOP is a tax-qualified retirement plan for the benefit of company employees.

Defined Contribution Plan

During the years ended December 31, 2023 and 2022, the Company sponsored a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company also made matching and profit-sharing contributions to eligible participants in accordance with plan provisions.

Stock Based Compensation

Effective May 27, 2021, the Company adopted the First Seacoast Bancorp 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of incentive and non-statutory stock options to purchase shares of common stock or the granting of shares of restricted stock awards and restricted stock units. The 2021 Plan authorizes the issuance or delivery to participants of up to 348,801 converted shares of common stock (adjusted for the second step conversion transaction). Of this number, the maximum number of shares of common stock that may be issued pursuant to the exercise of stock options is 249,144 shares (adjusted for the second step conversion transaction), and the maximum number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 99,657 shares (adjusted for the second step conversion transaction).

The Company recognizes stock-based compensation based on the grant-date fair value of the award adjusted for actual forfeitures. The Company will value share-based stock option awards as granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

Defined Benefit Plan

The Company participated in the Pentegra Defined Benefit Plan for Financial Institutions (The Pentegra DB Plan), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There were no collective bargaining agreements in place that required contributions to the Pentegra DB Plan. On May 26, 2022, the board of directors approved a resolution authorizing the Company to give notice of its intent to withdraw from the Pentegra DB Plan as of September 30, 2022. On September 30, 2022, the Company proceeded with its notification to withdraw from the Pentegra DB Plan as of September 30, 2022 (see Note 12 Employee Benefits for more information).

The Company’s funding policy was to make an annual contribution determined by the Pentegra DB Plan actuaries that will not be less than the minimum required contribution nor greater than the maximum federal income tax deductible limit. Contributions were based on the individual employer’s experience.

Supplemental Executive Retirement Plans

The Company maintains nonqualified supplemental executive benefit agreements with certain directors and its current and former Presidents and certain officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death and for the crediting to a liability account a fixed amount of compensation, which earns interest at a rate determined in the agreement. The Company recognizes the cost of providing these benefits over the time period the individuals render service through the retirement date. At each measurement date, the aggregate amount accrued equals the then present value of the benefits expected to be provided to the individual in exchange for the individual’s service to that date.

Leases

All leases with an initial term greater than 12 months recognize: (1) a Right of Use ("ROU" asset), which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term; and (2) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, each measured on a discounted basis. The Company elected to not separate lease and non-lease components.

As a lessee, the majority of the operating lease portfolio consists of a real estate lease for one branch location and leases for certain equipment. The operating leases have remaining lease terms of one year to eight years, and in some instances include options to renew for periods up to four years. ROU assets and lease liabilities are not recognized for leases with an initial term of 12 months or less. Operating lease expense represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term (see Note 14, Leases, for more information).

Income Taxes

Provisions for income taxes are based on taxes currently payable or refundable and deferred income taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold, based upon the technical merits of the position. Estimated interest and penalties, if applicable, related to uncertain tax positions are included as a component of provision for income taxes. The Company has evaluated the positions taken on its tax returns filed and the potential impact on its tax status as of December 31, 2023. The Company has concluded that no uncertain tax positions exist at December 31, 2023.

Judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the consolidated balance sheets. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent the Company believes recovery is not likely, a valuation allowance is established. To the extent that the Company establishes or adjusts a valuation allowance in a period, an expense or benefit is recorded within the tax provision in the consolidated statements of loss.

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net loss, are components of comprehensive loss. The Company also records changes in the fair value of interest rate derivatives used in its cash flow hedging activities, net of deferred income tax, in comprehensive loss.

Loss Per Share

Basic loss per share represents loss allocable to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed in a manner similar to that of basic loss per share since the weighted-average number of common shares outstanding is not adjusted to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period in periods where a net loss was recognized. Unallocated ESOP shares are not deemed outstanding for loss per share calculations. Securities that could potentially dilute basic earnings per common share in the future (i.e., unvested restricted stock) were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for 2023 and 2022. All unvested stock based compensation awards exclude the right to receive non-forfeitable dividends and are considered nonparticipating securities and exclude the right to participate with common stock in undistributed earnings for purposes of computing loss per share.

Derivative Instruments and Hedging Activities

Derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of such derivatives depends on the intended use of the derivative and resulting designation. For derivatives designated as cash flow hedges, the gain or loss on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

The Company formally assesses the effectiveness of each hedging transaction at inception, and on an on- going basis. When it is determined that the contract is no longer highly effective, the Company discontinues hedge accounting prospectively. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All the contracts to which the Company is a party settle monthly or quarterly.

Risks and Uncertainties

Most of the Company’s business activity is with customers located within the New Hampshire and southern Maine Seacoast region. The Company's commercial real estate loans are secured by a variety of properties in its primary market area, including retail spaces, distribution centers, office buildings, manufacturing and warehouse properties, convenience stores and other local businesses, without any material concentrations in property type. The Company has limited exposure to non-owner occupied office space. Multi-family real estate loans are secured by properties consisting of five or more rental units in the Company's market area, including apartment buildings and student housing. Also, the Company’s exposure to the transportation and hospitality/restaurant industries amounted to less than 5% of the gross loan portfolio at December 31, 2023 and 2022.

3.
Recent Accounting Pronouncements

Recently Adopted Accounting Standards

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of December 31, 2023, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering (which will be December 31, 2024 for the Company); (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

In March 2022, the FASB issued ASU 2022-2,“Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.” All other creditors must continue to apply the TDR accounting model until they adopt ASU 2016-13,“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Due to the removal of the TDR accounting model, all loan modifications now will be accounted for under the general loan modification guidance in Subtopic 310-20. In addition, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Public business entities within the scope of the Topic 326 vintage disclosure requirements also will be required to prospectively disclose current-period gross write-off information by vintage (that is, year of origination). This ASU becomes effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” to increase stakeholder awareness of the improvements made to the various amendments to Topic 326 and to clarify certain areas of guidance as companies transition to the new standard. Also during November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” finalizing various effective date deferrals for private companies, not-for-profit organizations and certain smaller reporting companies applying the credit losses (CECL), leases and hedging standards. The effective date for ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” is deferred to years beginning after December 15, 2022. The effective dates for ASU 2016-02, “Leases (Topic 842)” was deferred to fiscal years beginning after December 15, 2021. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04,“Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification. In May 2019, the FASB issued ASU 2019-05,“Financial Instruments—Credit Losses, Topic 326.” This ASU addresses certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. On October 16, 2019, the FASB approved a proposal to delay the implementation of this standard for smaller reporting companies to years beginning after December 15, 2022. Early adoption is permitted. See the next paragraph for further discussion regarding the implementation of this standard.

In June 2016, the FASB issued ASU 2016-13,“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of loss as the amounts expected to be collected change. The ASU was originally to be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In November 2018, the FASB issued ASU 2018-19,“Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” extending the implementation date by one year for smaller reporting companies and clarifying that operating lease receivables are outside the scope of Accounting. In November, 2019, the FASB issued ASU 2019-10, which delayed the effective date for ASU 2016-13 for smaller reporting companies, resulting in ASU 2016-13 becoming effective in the first quarter of 2023 for the Company. The ASU requires the measurement of all expected credit losses for loans held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, the ASU requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today are still permitted, though the inputs to those techniques have changed to reflect the full lifetime amount of expected credit losses. The Company has selected a loss estimation methodology which utilizes a third-party software application. The Company has recorded the effect of implementing this ASU using a modified-retrospective approach through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU was effective, which was January 1, 2023. The adoption of the new standard resulted in a decrease to its allowance for credit losses on loans (“ACL”). This decrease, though, was offset by an increase in the allowance for credit losses on off-balance sheet ("OBS") commitments that are not unconditionally cancelable. The decrease in ACL was due to a reduced emphasis on qualitative factors under the CECL model as the underlying historical loss data of the selected peer group is much more robust with broader time horizons as compared to the Company's actual historical loss data used under an incurred loss methodology. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements (see below and Note 6, Loans, for more information).

January 1, 2023 CECL Transition (Day 1) Impact

The CECL methodology reflects the Company's view of the state of the economy and forecasted macroeconomic conditions and their impact on the Company's loan portfolio as of the adoption date.

The following table illustrates the impact of the adoption of ASU 2016-13:

	January 1, 2023
	As reported under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(Dollars in thousands)
ASSETS
Allowance for credit losses on loans:
Commercial real estate (CRE)	$788	$942	$(154)
Multifamily (MF)	55	54	1
Commercial and industrial (C+I)	273	184	89
Acquisition, development, and land (ADL)	120	138	(18)
1-4 family residential (RES)	1,847	2,048	(201)
Home equity line of credit (HELOC)	88	81	7
Consumer (CON)	114	100	14
Unallocated	1	34	(33)
Allowance for credit losses on loans	$3,286	$3,581	(295)
LIABILITIES
Allowance for credit losses on OBS credit exposures	$308	$18	$290
STOCKHOLDERS' EQUITY
Retained earnings	$36,253	$36,248	$5

Recent Accounting Pronouncements Yet To Be Adopted

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures," which provides updated guidance for segment reporting. The updated guidance requires enhanced disclosures for significant expenses by reportable operating segment. Significant expense categories and amounts are those regularly provided to the chief operating decision maker ("CODM") and included in the measure of a segment’s profit or loss. The updated guidance will also require the Company to disclose the title and position of its CODM, including an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company plans to adopt this ASU for the annual reporting period beginning January 1, 2024, and for interim periods beginning January 1, 2025. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” effective January 1, 2025, with early adoption permitted, updating accounting guidance. The updated guidance requires additional disclosure and disaggregated information in the income tax rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state and foreign). The adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.

In January 2021, the FASB issued ASU 2021-1, “Reference Rate Reform (Topic 848) (Scope),” which clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting applied to derivatives that are affected by the discounting transition. This ASU was to become effective immediately for all entities on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. The effective date was extended by the issuance of ASU No. 2022-06, “Reference Rate Reform (Topic 848),” which defers the sunset date of Topic 848 from December 2022 to December 2024. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

4.
Interest Bearing Time Deposits with Other Banks

The Company’s $747,000 of time deposits outstanding at December 31, 2022 matured during 2023.

5.
Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of December 31, 2023 and 2022:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$1,668	$—	$(270)	$1,398
U.S. Government agency small business administration pools guaranteed by SBA	16,410	36	(863)	15,583
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	2,958	—	(484)	2,474
Residential mortgage-backed securities	41,186	653	(3,618)	38,221
Municipal bonds	57,192	1,087	(3,587)	54,692
Corporate debt	500	—	(8)	492
Corporate subordinated debt	10,074	3	(1,083)	8,994
	$129,988	$1,779	$(9,913)	$121,854

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$2,191	$—	$(365)	$1,826
U.S. Government agency small business administration pools guaranteed by SBA	9,475	—	(1,116)	8,359
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,922	8	(708)	6,222
Residential mortgage-backed securities	26,390	—	(4,567)	21,823
Municipal bonds	69,373	172	(7,129)	62,416
Corporate debt	500	—	(3)	497
Corporate subordinated debt	5,550	—	(593)	4,957
	$120,401	$180	$(14,481)	$106,100

The amortized cost and fair values of available-for-sale securities at December 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,767	$1,764
Due after one year through five years	500	492
Due after five years through ten years	10,917	9,530
Due after ten years	56,250	53,790
Total U.S. Government-sponsored enterprises obligations, municipal bonds, corporate debt and corporate subordinated debt	69,434	65,576
U.S. Government agency small business pools guaranteed by SBA(1)	16,410	15,583
Collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA(1)	2,958	2,474
Residential mortgage-backed securities(1)	41,186	38,221
Total	$129,988	$121,854

(1) Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31:

	December 31,
	2023	2022
	(Dollars in thousands)
Proceeds from sales, maturities and principal payments received on securities available-for-sale	$40,863	$9,872
Gross realized gains	—	52
Gross realized losses	(4,173)	(799)
Net realized losses	$(4,173)	$(747)

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2023
U.S. Government sponsored enterprises obligations	—	$—	$—	3	$1,398	$(270)	$1,398	$(270)
U.S. Government agency small business administration pools guaranteed by SBA	8	8,432	(75)	5	3,899	(788)	12,331	(863)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	—	—	—	4	2,474	(484)	2,474	(484)
Residential mortgage backed securities	5	4,806	(53)	23	15,347	(3,565)	20,153	(3,618)
Municipal bonds	1	1,941	(10)	49	30,729	(3,577)	32,670	(3,587)
Corporate debt	—	—	—	1	492	(8)	492	(8)
Corporate subordinated debt	4	4,080	(82)	4	4,029	(1,001)	8,109	(1,083)
	18	$19,259	$(220)	89	$58,368	$(9,693)	$77,627	$(9,913)
December 31, 2022
U.S. Government sponsored enterprises obligations	1	$453	$(43)	3	$1,373	$(322)	$1,826	$(365)
U.S. Government agency small business administration pools guaranteed by SBA	8	5,947	(602)	3	2,412	(514)	8,359	(1,116)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	5	3,212	(209)	4	2,016	(499)	5,228	(708)
Residential mortgage backed securities	8	4,239	(503)	23	16,649	(4,064)	20,888	(4,567)
Municipal bonds	86	49,228	(5,900)	8	5,769	(1,229)	54,997	(7,129)
Corporate debt	1	497	(3)	—	—	—	497	(3)
Corporate subordinated debt	4	4,457	(593)	—	—	—	4,457	(593)
	113	$68,033	$(7,853)	41	$28,219	$(6,628)	$96,252	$(14,481)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2023, the Company had 107 securities available-for-sale in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on securities available-for-sale as of December 31, 2023. There was no accrued interest reversed against interest income for the years ended December 31, 2023 and 2022. Accrued interest receivable on available-for-sale securities totaled $1.1 million at December 31, 2023, and is excluded from the estimate of credit losses.

At December 31, 2023, $74.1 million of securities available-for-sale were pledged as collateral for the Company's Bank Term Funding Program and Borrower-In-Custody secured credit facilities (see Note 10 Borrowings for more information). As of December 31, 2023 and 2022, there were no holdings of securities of any issuer, other than the SBA, FHLMC, GNMA and FNMA, whose aggregate carrying value exceeded 10% of stockholders’ equity.
6.
Loans and Allowance for Credit Losses on Loans

The Company’s lending activities are primarily conducted in and around Dover, New Hampshire and in the areas surrounding its branches. The Company originates commercial real estate loans, multifamily 5+ dwelling unit loans, commercial and industrial loans, acquisition, development and land loans, one- to four-family residential loans, home equity loans and lines of credit and consumer loans. Most loans originated by the Company are collateralized by real estate. The ability and willingness of real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic area and the general economy.

Loans consisted of the following at December 31:

	2023	2022
	(Dollars in thousands)
Commercial real estate (CRE)	$86,566	$80,616
Multifamily (MF)	7,582	8,186
Commercial and industrial (C+I)	25,511	24,059
Acquisition, development, and land (ADL)	17,520	18,490
1-4 family residential (RES)	268,943	252,806
Home equity line of credit (HELOC)	14,093	10,161
Consumer (CON)	9,816	8,187
Total loans	430,031	402,505
Allowance for credit losses on loans	(3,390)	(3,581)
Total loans, net	$426,641	$398,924

The Company elected to include deferred loan originations costs, net from and exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2023 and 2022, accrued interest receivable for loans totaled $1.2 million and $989,000, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated balance sheets.

Changes in the ACL for the year ended December 31, 2023, under the CECL model, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2022, Prior to Adoption of ASC 326	$942	$54	$184	$138	$2,048	$81	$100	$34	$3,581
Impact of adopting ASC 326	(154)	1	89	(18)	(202)	7	14	(32)	(295)
Provision for credit losses on loans	42	21	(37)	(15)	(245)	68	244	27	105
Charge-offs	—	—	—	—	—	—	(4)	—	(4)
Recoveries	—	—	—	—	—	—	3	—	3
Balance, December 31, 2023	$830	$76	$236	$105	$1,601	$156	$357	$29	$3,390

Changes in the ALL for the year ended December 31, 2022, under the incurred loss model, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance at December 31, 2021	$833	$80	$194	$178	$2,139	$63	$75	$28	$3,590
Provision for loan losses	109	(26)	(14)	(40)	(91)	18	38	6	—
Charge-offs	—	—	—	—	—	—	(14)	—	(14)
Recoveries	—	—	4	—	—	—	1	—	5
Balance at December 31, 2022	$942	$54	$184	$138	$2,048	$81	$100	$34	$3,581

As of December 31, 2022, information about loans and the ALL, by portfolio segment, are summarized below:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
December 31, 2022 Loan Balances
Individually evaluated for impairment	$—	$—	$—	$—	$273	$—	$5	$—	$278
Collectively evaluated for impairment	80,616	8,186	24,059	18,490	252,533	10,161	8,182	—	402,227
Total	$80,616	$8,186	$24,059	$18,490	$252,806	$10,161	$8,187	$—	$402,505
ALL related to the loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	942	54	184	138	2,048	81	100	34	3,581
Total	$942	$54	$184	$138	$2,048	$81	$100	$34	$3,581

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2023:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$86,566	$86,566	$—
MF	—	—	—	—	7,582	7,582	—
C+I	—	—	—	—	25,511	25,511	—
ADL	—	—	—	—	17,520	17,520	—
RES	—	131	—	131	268,812	268,943	127
HELOC	—	—	14	14	14,079	14,093	14
CON	—	—	—	—	9,816	9,816	—
	$—	$131	$14	$145	$429,886	$430,031	$141

The Company's collateral-dependent non-accrual RES and HELOC loans with one borrower had an amortized cost basis of $141,000 at December 31, 2023 and was secured by real estate with an appraised value of $216,000. There was no significant change in the extent to which the collateral secures the loan. Interest income recognized on non-accrual loans during the year ended December 31, 2023 was $-0-. There were no loans past due over 90 days still accruing interest at December 31, 2023. There were no loans collateralized by residential real estate property in the process of foreclosure at December 31, 2023 and 2022.

There were no loans modified for borrowers experiencing financial difficulty during the year ended December 31, 2023. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification, if applicable. The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. Because the effect of most modifications made to borrowers experiencing financial difficulty would already be included in the ACL as a result of the measurement methodologies used to estimate the allowance, a change in the ACL is generally not recorded upon modification. There were no loans modified and determined to be a troubled debt restructuring during the year ended December 31, 2022.

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2022:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$80,616	$80,616	$—
MF	—	—	—	—	8,186	8,186	—
C+I	—	—	—	—	24,059	24,059	—
ADL	—	—	—	—	18,490	18,490	—
RES	—	84	—	84	252,722	252,806	84
HELOC	5	—	—	5	10,156	10,161	—
CON	7	—	—	7	8,180	8,187	5
	$12	$84	$—	$96	$402,409	$402,505	$89

The following table provides information on impaired loans as of and for the year ended December 31, 2022:

	As of December 31, 2022			At December 31, 2022
(Dollars in thousands)	Recorded Carrying Value	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
CRE	$—	$—	$—	$—	$—
MF	—	—	—	—	—
C+I	—	—	—	—	—
ADL	—	—	—	—	—
RES	273	273	—	446	32
HELOC	—	—	—	57	3
CON	5	5	—	2	—
Total impaired loans	$278	$278	$—	$505	$35

Credit Quality Information

The Company utilizes a ten-grade internal loan rating system for its commercial real estate, multifamily, commercial and industrial and acquisition, development and land loans. Residential real estate, home equity loans and line of credit and consumer loans are considered “pass” rated loans until they become delinquent. Once delinquent, loans can be rated an 8, 9 or 10 as applicable.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial and industrial, commercial real estate, acquisition, development and land loans and multifamily loans. On a periodic basis, the Company engages an independent third party to review a significant portion of loans within these segments and to assess the credit risk management practices of its commercial lending department. Management uses the results of these reviews as part of its annual review process and overall credit risk administration.

On a quarterly basis, the Company formally reviews the ratings on all residential real estate and home equity loans if they have become delinquent. Criteria used to determine ratings consist of loan-to-value ratios and days delinquent.

Based upon the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of December 31, 2023:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$7,552	$10,849	$11,977	$2,268	$2,724	$18,713	$32,244	$—	$86,327
Special mention	—	—	—	—	—	239	—	—	239
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	7,552	10,849	11,977	2,268	2,724	18,952	32,244	—	86,566
MF:
Risk rating:
Pass	—	145	5,157	1,081	—	852	347	—	7,582
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	145	5,157	1,081	—	852	347	—	7,582
C+I:
Risk rating:
Pass	5,745	6,580	4,151	2,875	1,537	1,917	2,704	—	25,509
Special mention	—	—	2	—	—	—	—	—	2
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	5,745	6,580	4,153	2,875	1,537	1,917	2,704	—	25,511
ADL:
Risk rating:
Pass	10,511	4,048	1,507	—	1,454	—	—	—	17,520
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	10,511	4,048	1,507	—	1,454	—	—	—	17,520
RES:
Risk rating:
Pass	19,533	43,517	64,226	50,675	20,021	70,844	—	—	268,816
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	127	—	—	127
Total RES	19,533	43,517	64,226	50,675	20,021	70,971	—	—	268,943
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	14,079	—	14,079
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	14	—	14
Total HELOC	—	—	—	—	—	—	14,093	—	14,093
CON:
Risk rating:
Pass	2,902	3,145	1,966	1,512	215	76	—	—	9,816
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CON	2,902	3,145	1,966	1,512	215	76	—	—	9,816
Total	$46,243	$68,284	$88,986	$58,411	$25,951	$92,768	$49,388	$—	$430,031

The following presents the internal risk rating of loans by portfolio segment as of December 31, 2022:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
CRE	$77,930	$2,686	$—	$80,616
MF	8,186	—	—	8,186
C+I	24,059	—	—	24,059
ADL	18,490	—	—	18,490
RES	252,722	—	84	252,806
HELOC	10,161	—	—	10,161
CON	8,182	—	5	8,187
Total	$399,730	$2,686	$89	$402,505

Certain directors and executive officers of the Company and entities in which they have significant ownership interests were customers of the Bank during 2023 and 2022. For the years ended December 31, 2023 and 2022, activity in these loans was as follows:

	December 31,
(Dollars in thousands)	2023	2022
Loans outstanding – beginning of year	$4,443	$4,849
Principal payments	(552)	(576)
Advances	1,271	170
Loans outstanding – end of year	$5,162	$4,443

7.
Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $33.9 million and $36.0 million at December 31, 2023 and 2022, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 20 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee income in the Company’s consolidated statements of loss.

The Company’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing fee income, including late and ancillary fees, was $77,000 and $126,000 for the years ended December 31, 2023 and 2022, respectively. Servicing fee income is recorded in loan servicing fee income in the Company’s consolidated statements of loss. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Company’s market areas.

The following summarizes activity in mortgage servicing rights for the years ended December 31, 2023 and 2022.

(Dollars in thousands)	2023	2022
Balance, beginning of year	$357	$322
Additions	4	6
Payoffs	(7)	(28)
Change in fair value due to change in assumptions	(15)	57
Balance, end of year	$339	$357

8.
Land, Buildings and Equipment

Land, buildings and equipment consisted of the following at December 31, 2023 and 2022:

(Dollars in thousands)	2023	2022
Land	$995	$995
Buildings	3,167	3,167
Building & leasehold improvements	3,831	3,831
Furniture, fixtures and equipment	4,360	4,529
	12,353	12,522
Less accumulated depreciation	(8,281)	(8,341)
	$4,072	$4,181

9.
Deposits

Deposits consisted of the following at December 31, 2023 and 2022:

(Dollars in thousands)	2023	2022
NOW and demand deposits	$163,316	$204,739
Money market deposits	85,364	60,931
Savings deposits	64,823	54,954
Time deposits of $250,000 and greater	17,107	7,796
Time deposits less than $250,000	74,188	53,943
	$404,798	$382,363

There were $23.6 million and $18.1 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at December 31, 2023 and 2022, respectively. Additionally, there were $20.9 million and $-0- of brokered deposits included in savings deposits at December 31, 2023 and 2022, respectively. Reciprocal deposits were $1.1 million and $-0- at December 31, 2023 and 2022, respectively.

Deposits from related parties totaled approximately $10.7 million and $7.1 million at of December 31, 2023 and 2022, respectively.

At December 31, 2023, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2024	$73,022
2025	14,399
2026	3,077
2027	569
2028	228
$91,295

10.
Borrowings

Federal Home Loan Bank (“FHLB”)

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and commercial real estate loans, discounted by a certain percentage, in an aggregate amount greater than or equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was $71.8 million and $36.5 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

A summary of borrowings from the FHLB are as follows:

	December 31, 2023
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$21,139	2024	0.00% to 5.53% – fixed
520	2025	0.00% – fixed
50,000	2026	4.38% to 4.48% – fixed
718	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$73,007

	December 31, 2022
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$96,729	2023	0.44% to 4.38% – fixed
800	2024	0.00% – fixed
520	2025	0.00% – fixed
718	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$99,397

Included in the above borrowings from the FHLB at December 31, 2023 is a $25.0 million long-term advance, with an interest rate of 4.48%, which is callable by the FHLB on May 2, 2024 and quarterly thereafter, and a $25.0 million long-term advance, with an interest rate of 4.38%, which is callable by the FHLB on December 8, 2025 and quarterly thereafter. As of December 31, 2023 and 2022 borrowings from the FHLB also include $2.7 million of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran-owned businesses, or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

At December 31, 2023 and 2022, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at December 31, 2023 and 2022.

Federal Reserve Bank of Boston (“FRB”)

The Bank has established two secured credit facilities with the FRB – Bank Term Funding Program (“BTFP”) and Borrower-In-Custody of Collateral Program (“BIC”). As of December 31, 2023, a $20.0 million BTFP advance is outstanding and collateralized by eligible collateral consisting primarily of government-sponsored enterprise obligations, mortgage-backed securities and collateralized mortgage obligations issued by various U.S. Government agencies, owned as of March 12, 2023. The advance matures on December 13, 2024 at a fixed annual rate of 4.89%. The interest rate for term advances under the BTFP are based upon the one-year overnight index swap rate plus 10 basis points and fixed for the term of the advance – up to one year - on the day the advance is made. At December 31, 2023, the Bank’s remaining borrowing capacity is $3.5 million under the BTFP. Advances under the BIC would be collateralized by eligible collateral - principally general obligation municipal bonds. The entire $50.6 million borrowing capacity of the BIC was available at December 31, 2023.

11.
Income Taxes

The current and deferred components of income tax expense (benefit) consisted of the following for the years ended December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Federal	State	Total	Federal	State	Total
	(Dollars in thousands)
Current	$—	$83	$83	$(59)	$109	$50
Deferred	3,382	479	3,861	(369)	(132)	(501)
	$3,382	$562	$3,944	$(428)	$(23)	$(451)

Total income tax expense (benefit) is different from the amounts computed by applying the U.S. Federal income tax rates in effect to loss before income taxes. The reasons for these differences are as follows for the years ended December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Amount	% of Pretax Loss	Amount	% of Pretax Loss
	(Dollars in thousands)
Computed “expected” tax benefit	$(1,410)	(21.0)%	$(213)	(21.0)%
State tax expense (benefit), net of federal tax expense (benefit)	(471)	(7.0)	(18)	(1.8)
BOLI income	(21)	(0.3)	(21)	(2.1)
Valuation allowance	6,050	90.1	62	6.1
Income on tax exempt securities	(242)	(3.6)	(252)	(24.8)
Other	38	0.6	(8)	(0.8)
	$3,944	58.8%	$(451)	(44.4)%

Components of deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$1,021	$977
Deferred compensation liabilities	558	494
Contribution carryforward	176	171
State tax credit carryforward	223	62
Depreciation	50	16
Securities available-for-sale	2,190	3,873
Net operating loss carryforward	2,566	707
Other	112	48
Subtotal	6,896	6,348
Less: valuation allowance	(6,226)	(171)
Total deferred tax assets	670	6,177
Deferred tax liabilities:
Interest rate swaps	—	(260)
Prepaid expenses	(37)	(43)
Net deferred loan costs	(709)	(661)
Mortgage servicing rights	(91)	(96)
Total deferred tax liabilities	(837)	(1,060)
Net deferred tax (liabilities) assets, included in other (liabilities) assets	$(167)	$5,117

The calculation of the Company’s charitable contribution carryforward deferred tax asset is based upon a carryforward of approximately $654,000 and $633,000 of charitable contributions at December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, it has been determined that it is more likely than not that the benefit from this charitable contribution carryforward will not be realized prior to expiration. As a result, a valuation allowance of $176,000 and $171,000 has been provided on this deferred tax asset for the years ended December 31, 2023 and 2022, respectively. The ultimate realization of this deferred tax asset is dependent upon the generation of future taxable income. The Internal Revenue Federal Tax Code (the “Code”) limits the charitable contribution deduction in any one year to 10% of taxable income, computed without regard to charitable contributions, certain special deductions, net operating loss carry backs and capital loss carry backs. However, the Code allows a corporation to carry forward the excess charitable contributions to each of the five immediately succeeding years, subject to a 10% limitation in each of those years. Thus, the Company would have six years in which to utilize the December 31, 2019 charitable contribution carryforward. The valuation allowance for this net deferred tax asset may be adjusted in the future if estimates of taxable income during the carryforward period are increased.

As of December 31, 2023, the Company has a Federal and New Hampshire net operating loss carryforward of $9.8 million and $8.4 million, respectively. The Federal net operating loss carryforward can be carried forward indefinitely but is limited to 80% of each subsequent year’s taxable income. The New Hampshire net operating loss carryforward expires in 2032 and 2033 and is also limited to 80% of each subsequent year’s taxable income. Additionally, as of December 31, 2023, the Company has a New Hampshire Business Enterprise Tax credit carry forward of $223,000 that expires in 2029 through 2033. As of December 31, 2023, it has been determined that it is more likely than not that the benefit from these net operating loss and state tax credit carryforwards will not be realized. As a result, a valuation allowance of $2.1 million for the Federal net operating loss carryforward, $501,000 for the New Hampshire net operating loss carryforward and $223,000 for the New Hampshire Business Enterprise Tax credit carry forward has been provided on these deferred tax assets for the year ended December 31, 2023. All other deferred tax assets as of December 31, 2023 have also been reduced by a valuation allowance of $3.3 million because management believes that it is more likely than not that the benefit of these deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income. The valuation allowance for these net deferred tax assets may be adjusted in the future if estimates of taxable income during the carryforward period are increased.

The tax reserve for credit losses at the Company’s base year amounted to approximately $2.3 million. If any portion of the reserve is used for purposes other than to absorb credit losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve to only absorb credit losses, a deferred tax liability of approximately $620,000 has not been provided.

The Company does not have any uncertain tax positions at December 31, 2023 or 2022 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2023 and 2022.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2020 through 2023. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2020 are open.

12.
Employee Benefits

401(k) Plan

During the years ended December 31, 2023 and 2022, the Company sponsored a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company also makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the years ended December 31, 2023 and 2022 was $209,000 and $202,000, respectively.

Pension Plan

The Company participated in the Pentegra Defined Benefit Plan for Financial Institutions (The Pentegra DB Plan), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There were no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413 (c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The Company enacted a “hard freeze” for the Pentegra DB Plan as of December 31, 2018, eliminating all future service-related accruals for participants. Prior to this enactment the Company maintained a “soft freeze” status that continued service-related accruals for its active participants with no new participants permitted into the Pentegra DB Plan. On May 26, 2022, the board of directors approved a resolution authorizing the Company to give notice of its intent to withdraw from the Pentegra DB Plan as of September 30, 2022. On September 30, 2022, the Company proceeded with its notification to withdraw from the Pentegra DB Plan as of September 30, 2022. As a result, a contribution amount that achieved a funded status of 100% - market value of plan assets equal to the final withdrawal liability - was due. The final withdrawal liability amounted to $1.5 million of which $200,000 was paid prior to December 31, 2022 and $1.3 million of pension expense was accrued at December 31, 2022 and subsequently paid in January 2023. A final settlement credit was received in June 2023.

Total pension plan (credit) expense for the years ended December 31, 2023 and 2022 was $(14,000) and $1.5 million, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of loss.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at December 31, 2023 and 2022 relating to this supplemental retirement plan was $735,000 and $660,000, respectively. The discount rate used to determine the Company’s obligation was 5.00% during the years ended December 31, 2023 and 2022. The projected rate of salary increase for its current President was 3% for the years ended December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, the expense of this salary retirement plan was $131,000 and $82,000, respectively.

Directors’ Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at December 31, 2023 and 2022 relating to this plan was $581,000 and $537,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% during the years ended December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022 the expense of the supplemental retirement plan was $75,000.

The Company enacted a “hard freeze” for this supplemental retirement plan as of January 1, 2022. On February 10, 2022, the Bank and the non-employee members of the board of directors of the Bank entered into amendments to the Supplemental Director Retirement Agreements (the “Agreements”) previously entered into by the Bank and the directors. The amendments eliminate the formula for determining the normal annual retirement benefit (previously “70% of Final Base Fee”) and replaces it with a fixed annual benefit of $20,000. The amendments also eliminate the formula for determining the benefit payable on a change in control (previously tied to the normal annual retirement formula with certain imputed increases in the Base Fee) and replacing it with a fixed amount equal to the present value of $200,000. The effect of the amendments is to eliminate the variable and increasing costs associated with the Agreements. Instead, since the normal annual retirement benefit will be a fixed amount, the future costs associated with the Agreements is now more predictable. It is the intention of the Company that no new directors of the Company would enter into similar agreements.

Additionally, the Company has a deferred directors’ fee plan which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At December 31, 2023 and 2022, the total deferred directors’ fees amounted to $718,000 and $553,000, respectively.

13.
Stock Based Compensation

Employee Stock Ownership Plan

The Company maintains the First Seacoast Bank Employee Stock Ownership Plan (“ESOP”) to provide eligible employees of the Company the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal limits. The Company uses the principal and interest method to determine the release of shares amount. The number of shares committed to be released per year through 2047 is 15,354.

The ESOP funded its purchase of 423,715 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2047. At December 31, 2023 and 2022, the remaining principal balance on the ESOP debt was $4.2 million and $2.0 million, respectively.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2023 and 2022, was $126,000 and $124,000, respectively. At December 31, 2023 and 2022, total unearned compensation for the ESOP was $4.0 million and $1.9 million, respectively.

	December 31,
	2023	2022 (1)
Shares held by the ESOP include the following:
Allocated	39,864	29,898
Committed to be allocated	15,354	9,966
Unallocated	368,497	159,451
Total	423,715	199,315

(1) Adjusted for conversion of the former First Seacoast Bancorp, MHC.

The fair value of unallocated shares was approximately $2.8 million and $1.8 million at December 31, 2023 and 2022, respectively.

Equity Incentive Plan

Effective May 27, 2021, the Company adopted the First Seacoast Bancorp 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of incentive and non-statutory stock options to purchase shares of common stock and the granting of shares of restricted stock awards and restricted stock units.

The 2021 Plan authorizes the issuance or delivery to participants of up to 348,801 shares of common stock (adjusted for the second step conversion transaction). Of this number, the maximum number of shares of common stock that may be issued pursuant to the exercise of stock options is 249,144 shares (adjusted for the second step conversion transaction), and the maximum number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 99,657 shares (adjusted for the second step conversion transaction). The exercise price of stock options may not be less than the fair market value on the date the stock option is granted. Further, stock options may not be granted with a term that is longer than 10 years.

On May 25, 2023, 249,144 incentive and non-statutory stock options to purchase shares of common stock were granted to directors for their services on the board of directors and certain members of management. As of December 31, 2022, no stock options had been granted. The Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. Since it was determined that the Company lacked sufficient historical closing stock prices, the expected volatility assumption was based upon a combination of actual historical volatility combined with the historical volatility developed for comparable companies. Also, since the Company lacked the appropriate historical data, the expected term of the option was calculated using the simplified method. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated grant date fair value of each option is expensed as employee benefits expense ratably over the vesting period. The expense recognized for this equity incentive plan was $150,000 and $-0-, for the years ended December 31, 2023 and 2022, respectively, which provided a tax benefit of $40,000 and $-0-, respectively. At December 31, 2023, total unrecognized compensation expense for this equity incentive plan was $598,000 with a 2.4 year weighted average future recognition period.

A summary of stock options outstanding as of December 31, 2023, and changes during the year ended December 31, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Balance at beginning of year	—	$—	—	$—
Granted	249,144	8.06	9.4	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance at end of year	249,144	$8.06	9.4	$—

Date of grant	5/25/2023
Options granted	249,144
Exercise price	$8.06
Vesting period(1)	3 years
Expiration date	5/25/2033
Expected volatility	27.8%
Expected term	6.5 years
Expected dividend yield	0%
Expected forfeiture rate	0%
Risk free interest rate	3.9%
Fair value per option	$3.00
(1) Vesting is ratably and the period begins on the date of the grant.

On June 1, 2023, 2,478 restricted stock awards were granted to a certain member of management at $7.99 per share. The total fair value related to the June 1, 2023 grant was $20,000. These restricted stock awards time-vest 50% as of November 18, 2023 and 50% as of November 18, 2024 and have been fair valued as of the date of grant. On November 18, 2021, 98,850 restricted stock awards (adjusted for the second step conversion transaction) were granted to directors for their services on the board of directors and certain members of management at $11.95 per share (adjusted for the second step conversion transaction). The total fair value related to the grant was $1.2 million. These restricted stock awards time-vest over a three year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting rights when granted and dividend rights when vested.

A summary of non-vested restricted shares outstanding as of December 31, 2023 and 2022, and changes during the years ended December 31, 2023 and 2022 is presented below:

	December 31, 2023
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of year(1)	64,785	$11.95
Granted	2,478	7.99
Vested	(33,634)	11.80
Forfeited	—	—
Non-vested at end of year	33,629	$11.80

	December 31, 2022(1)
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of year	98,850	$11.95
Granted	—	—
Vested	(32,393)	11.95
Forfeited	(1,672)	11.95
Non-vested at end of year	64,785	$11.95

(1) Adjusted for conversion of the former First Seacoast Bancorp, MHC.

For the years ended December 31, 2023 and 2022, the expense recognized for this equity incentive plan was $399,000 and $387,000, respectively, which provided a tax benefit of $108,000 and $105,000, respectively. At December 31, 2023 and 2022, total unrecognized compensation expense for this equity incentive plan was $350,000 and $729,000, respectively, with a 0.9 year and 1.9 year weighted average future recognition period, respectively.

14.
Leases

The Company is obligated under various lease agreements for one of its branch offices and certain equipment. These agreements are accounted for as operating leases and their terms expire between 2024 and 2031 and, in some instances, contain options to renew for periods up to four years. The Company has no financing leases.

The Company adopted ASU 2016-02 –Leases (Topic 842)– effective January 1, 2022 and began recognizing its operating leases on its consolidated balance sheet by recording a net lease liability, representing the Company’s legal obligation to make these lease payments, and a ROU asset, representing the Company’s legal right to use the leased assets. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any sub-lease agreements.

The following table summarizes information related to the Company’s right-of-use asset and net lease liability:

	December 31, 2023
	Operating Leases	Balance Sheet Location
	(Dollars in thousands)
Right-of-use asset	$587	Other Assets
Net lease liability	587	Other Liabilities

	December 31, 2022
	Operating Leases	Balance Sheet Location
	(Dollars in thousands)
Right-of-use asset	$202	Other Assets
Net lease liability	202	Other Liabilities

The Company determines whether a contract contains a lease based on whether a contract, or a part of a contract, conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The discount rate is either implicit in the lease or, when such a rate cannot be readily determined, the Company’s incremental borrowing rate is used. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term.

During 2023, the Company completed a conversion of all of its branch ATMs from owned equipment to leased equipment and recognized a $2,000 loss on the disposition of all ATM-related equipment. The Company's obligation under the operating lease related to these ATMs expires in August 2030 and has future lease payments of $509,000 as of December 31, 2023. Total lease expense was $26,000 and $-0- for the years ended December 31, 2023 and 2022, respectively.

The Company's obligation under the operating lease related to one of its branches expires in August 2027 and has future lease payments of $151,000 as of December 31, 2023. Total lease expense was $37,000 and $33,000 for the years ended December 31, 2023 and 2022, respectively. This lease agreement contains clauses calling for escalation of minimum lease payments contingent on increases in LIBOR, or a similar replacement index, and the consumer price index.

The components of operating lease cost and other related information are as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Operating lease cost	$63	$54
Short-term lease cost	—	—
Variable lease cost (cost excluded from lease payments)	—	—
Sublease income	—	—
Total operating lease cost	63	54
Other Information:
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	63	54
Operating lease - operating cash flows (liability reduction)	$—	$—
Weighted average lease term remaining (in years)	5.85	4.37
Weighted average discount rate	4.79%	3.29%

The total minimum lease payments due in future periods for lease agreements in effect at December 31, 2023 were as follows:

As of December 31, 2023	Future Minimum Lease Payments
(Dollars in thousands)

2024	126
2025	122
2026	120
2027	307
Total minimum lease payments	675
Less: interest	(88)
Total lease liability	$587

15. Other Comprehensive Income (Loss)

The Company reports certain items as “other comprehensive income (loss)" and reflects total accumulated other comprehensive loss (“AOCI”) in the consolidated financial statements for all years containing elements of other comprehensive income or loss. The following table presents a reconciliation of the changes in the components of other comprehensive income or loss for the dates indicated, including the amount of income tax expense or benefit allocated to each component of other comprehensive income or loss:

	Year Ended December 31,
Reclassification Adjustment	2023	2022	Affected Line Item in Statements of Loss
	(Dollars in thousands)
Losses on sale of securities available-for-sale	$4,173	$747	Securities losses, net
Tax effect	(1,123)	(202)	Income tax expense (benefit)
	3,050	545	Net loss
Net amortization of bond premiums	904	1,009	Interest on debt securities
Tax effect	(243)	(274)	Income tax expense (benefit)
	661	735	Net loss
Gain on termination of interest rate swaps	(849)	—	Gain on termination of interest rate swaps
Tax effect	230	—	Income tax expense (benefit)
	(619)	—	Net loss
Net interest expense on swaps	—	(115)	Interest expense on borrowings
Tax effect	—	31	Income tax expense (benefit)
	—	(84)	Net loss
Total reclassification adjustments	$3,092	$1,196

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized (Losses) Gains on AFS Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	AOCI(1)
Balance at December 31, 2021	$575	$146	$721
Other comprehensive (loss) income before reclassification	(12,283)	639	(11,644)
Amounts reclassified from AOCI	1,280	(84)	1,196
Other comprehensive (loss) income(1)	(11,003)	555	(10,448)
Balance at December 31, 2022	$(10,428)	$701	$(9,727)

Balance at December 31, 2022	$(10,428)	$701	$(9,727)
Other comprehensive income (loss) before reclassification	773	(82)	691
Amounts reclassified from AOCI	3,711	(619)	3,092
Other comprehensive income (loss)(1)	4,484	(701)	3,783
Balance at December 31, 2023	$(5,944)	$—	$(5,944)
(1)
All amounts are net of income tax including a deferred tax valuation allowance equal to the net tax benefit.

16.
Financial Instruments with Off-Balance Sheet Credit Exposures

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unadvanced funds on loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Notional amounts of financial instruments with off-balance sheet credit risk are approximately as follows as of December 31:

	2023	2022
Unadvanced portions of loans	$46,175	$44,929
Commitments to originate loans	34,074	16,134
Standby letters of credit	125	302

The Company records an ACL for off-balance sheet credit exposures that are not unconditionally cancelable through a charge to the provision for credit losses on the Company’s consolidated statements of loss. At December 31, 2023 and 2022, the ACL for off-balance sheet credit exposures totaled $391,000 and $18,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The provision for credit losses for off-balance sheet credit exposures for the years ended December 31, 2023 and 2022 was $83,000 and $-0-, respectively.

In the ordinary course of business, the Company may be subject to various legal proceedings. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings will not be material to the consolidated balance sheet or consolidated statements of loss.

17.
Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of December 31, 2023, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of December 31, 2023 and 2022, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of December 31, 2023 and 2022 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total Capital (to risk- weighted assets)	$55,701	15.32%	$29,090	8.00%	$36,363	10.00%	$38,181	10.50%
Tier 1 Capital (to risk- weighted assets)	51,878	14.27	21,818	6.00	29,090	8.00	30,908	8.50
Tier 1 Capital (to average assets)	51,878	9.19	22,592	4.00	28,240	5.00	22,592	4.00
Common Equity Tier 1 (to risk-weighted assets)	51,878	14.27	16,363	4.50	23,636	6.50	25,454	7.00
As of December 31, 2022
Total Capital (to risk-weighted assets)	$52,475	15.53%	$27,028	8.00%	$33,785	10.00%	$35,474	10.50%
Tier 1 Capital (to risk-weighted assets)	48,821	14.45	20,271	6.00	27,028	8.00	28,717	8.50
Tier 1 Capital (to average assets)	48,821	9.20	21,224	4.00	26,530	5.00	21,224	4.00
Common Equity Tier 1 (to risk-weighted assets)	48,821	14.45	15,203	4.50	21,960	6.50	23,649	7.00

18.
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

Equity Incentive Plan

A certain member of management elected to surrender 549 and 496 (adjusted for the second step conversion transaction) shares of a vested restricted stock award on November 18, 2023 and 2022, respectively, in lieu of a cash payment for the tax liabilities associated with the time-vesting of their award. The Company holds these shares in its treasury. As of December 31, 2023 and 2022, the Company held a total of 115,448 and 114,899 (adjusted for the second step conversion transaction) shares in its treasury, respectively.

19.
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

On January 17, 2023, the Company terminated both of its interest rate swap derivative instruments at a gain of $849,000. The Company recognized the change in fair value of these hedging instruments, previously accumulated in AOCI, as a gain on termination of interest rate swaps in its consolidated statement of loss for the year ended December 31, 2023 as it was determined that it was probable that the hedged forecasted transaction - the variability in cash flows related to 90-day advances from the FHLB - would not occur by the end of the original maturity dates of the hedging instruments. The use of derivatives for debt hedging as part of the Company's overall interest rate risk management strategy has been infrequent as the Company has utilized other interest rate risk management activities to achieve similar business purposes. Also, $536,000 of cash posted to the counterparty as collateral on these interest rate swaps contracts was returned to the Company. The changes in the fair value of interest rate swaps were reported in other comprehensive income (loss) and were subsequently reclassified into interest expense or income in the period that the hedged transactions affected earnings. The change in fair value for these derivative instruments for the year ended December 31, 2023 and 2022, was $(112,000) and $761,000 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2022, the fair value of interest rate swap derivatives resulted in an asset of $961,000 and is recorded in other assets.

The following table summarizes the Company's cash flow hedges associated with its interest rate risk management activities:

				December 31, 2022
(Dollars in thousands)	Start Date	Maturity Date	Rate	Notional	Other Assets	Other Liabilities
Debt Hedging
Hedging Instruments:
Interest Rate Swap 2020	4/13/2020	4/13/2025	0.68%	$5,000	$431	$—
Interest Rate Swap 2021	4/13/2021	4/13/2026	0.74%	$5,000	$530	$—
Total Hedging Instruments				$10,000	$961	$—
Hedged Items:
Variability in cash flows related to 90-day FHLB advances				N/A	$—	$10,000

The following table summarizes the effect of cash flow hedge accounting on the consolidated statements of loss for the years ended December 31, 2023 and 2022:

	Location and Amount of Loss Recognized in Consolidated Statements of Loss
	2023		2022
(Dollars in thousands)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
The effect of cash flow hedge accounting:
Amount reclassified from AOCI into expense	$—	$—	$115	$—

Fair Value Hedges of Interest Rate Risk

During 2023, the Company entered into interest rate contracts that were designated as fair value hedges utilizing a pay fixed interest rate swap to hedge portions of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. Additionally, the Company entered into an interest rate contract that was designated as fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the securities available-for-sale municipal bond portfolio's change in fair value attributable to the movement in the one-month SOFR. The Company is exposed to changes in the fair value of certain pools of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. The Company's interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount. The hedging strategy effectively converts these fixed-rate assets to SOFR floating rate assets for the term of the swap starting on the effective date.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of December 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Location in Consolidated Balance Sheets	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	2023	2022	2023	2022
Securities available-for-sale, at fair value	$10,126	$—	$126	$—
Total loans	50,632	—	632	—
Total	$60,758	$—	$758	$—

The carrying amount of the hedged asset located in “total loans” includes the amortized cost basis of closed portfolios of fixed-rate residential loans used to designate hedging relationships in which the hedged items are the stated amount of assets anticipated to be outstanding for the designated hedged period. At December 31, 2023, the amortized cost basis of the closed portfolios of fixed-rate residential loans used in the hedging relationship was approximately $62.2 million; the cumulative basis adjustments associated with this hedging relationship was $632,000; and the notional amount of the designated hedged item was $50.0 million. Under the "portfolio layer" approach, the Company designated a $50.0 million notional amount of portfolio assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer.

The carrying amount of the hedged asset located in “securities available-for-sale, at fair value” includes the principal amount of municipal bonds used to designate hedging relationships in which the hedged items are the stated amount of assets anticipated to be outstanding for the designated hedged period. At December 31, 2023, the fair value of the principal amount of municipal bonds used in this hedging relationship was approximately $19.3 million; the cumulative basis adjustments associated with these hedging relationships was $126,000; and the notional amount of the designated hedged items were $10.0 million. Under the "portfolio layer" approach, the Company designated a $10.0 million notional amount of portfolio assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer.

The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of potential loss exposure. At December 31, 2023, the Company’s fair value hedges had a remaining maturity of 2.73 years, an average pay fixed rate of 4.29% and an average received rate of 5.32%. The Company had no fair value hedges at December 31, 2022.

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
(Dollars in thousands)
December 31, 2023
Derivatives designated as
hedging instruments:
Interest rate contracts - fair value hedge	$60,000	Other assets	$—	$—	Other liabilities	$758
Total derivatives designated as
hedging instruments			$—			$758
Derivatives not designated as
hedging instruments:
Customer loan swaps	$4,766	Other assets	$90	$4,766	Other liabilities	$90
Total derivatives not designated as
hedging instruments			$90			$90

December 31, 2022
Derivatives designated as
hedging instruments:
Interest rate contracts - cash flow hedge	$10,000	Other assets	$961	$—	Other liabilities	$—
Total derivatives designated as
hedging instruments			$961			$—

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of loss for years ended December 31, 2023 and 2022:

		Amount of Gain Recognized in Income
		2023	2022
(Dollars in thousands)	Location of Gain
Customer loan swaps	Interest and fees on loans	$83	$—

Credit-risk-related Contingent Features

By entering into derivative transactions, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, and other monitoring procedures. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s board of directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. As of December 31, 2023 and 2022, the Company posted $1.6 million and $535,000, respectively, of cash to the counterparties as collateral on its interest rate swap contracts and customer loan swaps, which was presented within cash and due from banks on the consolidated balance sheets.

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

The following tables present the information about derivative positions that are eligible for offset in the consolidated balance sheets as of December 31, 2023 and 2022:

				Gross Amounts Not Offset
(Dollars in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments Pledged (Received)	Cash Collateral Pledged (Received) (1)	Net Amount
December 31, 2023
Derivative Assets:
Interest rate contracts(2)	$—	$—	$—	$—	$—	$—
Customer loan swaps - dealer bank(3)	90	—	90	—	90	—
Total	$90	$—	$90	$—	$90	$—

Derivative Liabilities:
Interest rate contracts(2)	$758	$—	$758	$—	$758	$—
Customer loan swaps - commercial customer(3)	90	—	90	—	—	90
Total	$848	$—	$848	$—	$758	$90
December 31, 2022
Derivative Assets:
Interest rate contracts(2)	$961	$—	$961	$—	$535	$426

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

At December 31, 2023 and 2022, there were no derivatives in a net liability position related to these agreements.

20.
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

Level 1 – Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Level 3 inputs are unobservable inputs for the asset or liability.

For assets and liabilities, fair value is based upon the lowest level of observable input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at December 31, 2023 and 2022.

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available-for-Sale: The Company’s investment in U.S. Government-sponsored entities bonds, U.S Government agency small business administration pools guaranteed by the SBA, collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA residential mortgage-backed securities, other municipal bonds, corporate debt and corporate subordinated debt is generally classified within Level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services or uses fair value measurements considering observable market data. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Mortgage Servicing Rights: Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (see Note 7 Loan Servicing, for more information). These assumptions are inherently sensitive to change as these unobservable inputs are not based on quoted prices in active markets or otherwise observable.

Derivative Instruments and Hedges: The valuation of these instruments is determined using the discounted cash flow method on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2023
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,398	$—	$1,398	$—
U.S Government agency small business administration pools guaranteed by the SBA	15,583	—	15,583	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	2,474	—	2,474	—
Residential mortgage-backed-securities	38,221	—	38,221	—
Municipal bonds	54,692	—	54,692	—
Corporate debt	492	—	492	—
Corporate subordinated debt	8,994	—	8,994	—
Other assets:
Mortgage servicing rights	339	—	—	339
Derivatives	90	—	90	—
Other liabilities:
Derivatives	848	—	848	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2022
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,826	$—	$1,826	$—
U.S Government agency small business administration pools guaranteed by the SBA	8,359	—	8,359	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,222	—	6,222	—
Residential mortgage-backed-securities	21,823	—	21,823	—
Municipal bonds	62,416	—	62,416	—
Corporate debt	497	—	497	—
Corporate subordinated debt	4,957	—	4,957	—
Other assets:
Mortgage servicing rights	$357	—	—	357
Derivatives	961	—	961	—

For the years ended December 31, 2023 and 2022, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2023	$357
Included in net loss	(18)
Balance as of December 31, 2023	$339
Total unrealized net gains (losses) included in net income related to assets still held as of December 31, 2023	$—

Balance as of January 1, 2022	$322
Included in net loss	35
Balance as of December 31, 2022	$357
Total unrealized net gains (losses) included in net income related to assets still held as of December 31, 2022	$—

(1) Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income in the Company’s consolidated statements of loss.

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2023
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	5.35% - 20.53%	6.85%	$339
		Discount Rate	9.375% - 9.375%	9.38%
		Delinquency Rate	2.08% - 2.60%	2.17%
		Default Rate	0.12% - 0.14%	0.14%
	December 31, 2022
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	6.48% - 23.49%	7.78%	$357
		Discount Rate	9.50% - 9.50%	9.50%
		Delinquency Rate	2.13% - 2.79%	2.24%
		Default Rate	0.14% - 0.20%	0.15%

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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace, and therefore, such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At December 31, 2023 and 2022, there were no assets measured at fair value on a nonrecurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at December 31, 2023 or 2022.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At December 31, 2023 and 2022, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments not carried at fair value at December 31 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Financial Assets:
Cash and due from banks	$6,069	$6,069	$6,069	$—	$—
Federal Home Loan Bank stock	2,986	2,986	—	2,986	—
Bank-owned life insurance	4,663	4,663	—	4,663	—
Loans, net	426,641	376,772	—	—	376,772
Accrued interest receivable	2,294	2,294	2,294	—	—
Financial Liabilities:
Deposits	$404,798	$403,489	$313,503	$89,986	$—
Advances from Federal Home Loan Bank	73,007	73,162	—	73,162	—
Advances from Federal Reserve Bank	20,000	20,020	—	20,020	—
Mortgagors’ tax escrow	640	640	—	640	—
Accrued interest payable	380	380	380	—	—
December 31, 2022
Financial Assets:
Cash and due from banks	$8,250	$8,250	$8,250	$—	$—
Interest-bearing time deposits with other banks	747	747	—	747	—
Federal Home Loan Bank stock	3,502	3,502	—	3,502	—
Bank-owned life insurance	4,561	4,561	—	4,561	—
Loans, net	398,924	361,402	—	—	361,402
Accrued interest receivable	1,988	1,988	1,988	—	—
Financial Liabilities:
Deposits	$382,363	$379,714	$320,624	$59,090	$—
Advances from Federal Home Loan Bank	99,397	97,675	—	97,675	—
Mortgagors’ tax escrow	938	938	—	938	—
Accrued interest payable	95	95	95	—	—

21.
Condensed Financial Statements of Parent Company

Financial information pertaining to First Seacoast Bancorp, Inc. only is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2023	2022
	(Dollars in thousands)
ASSETS
Cash held at First Seacoast Bank	$20,396	$9,346
Investment in First Seacoast Bank	41,984	37,925
Loan to First Seacoast Bank ESOP	4,196	2,025
Other assets	41	41
Total assets	66,618	49,337
LIABILITIES
Other liabilities	—	—
Total liabilities	—	—
STOCKHOLDERS’ EQUITY
Stockholders’ equity	66,618	49,337
Total liabilities and stockholders’ equity	$66,618	$49,337

CONDENSED STATEMENTS OF LOSS

	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Income:
Interest on ESOP loan	$309	$110
Expense:
Miscellaneous expense	—	4
Income before income tax expense and equity in undistributed net loss of First Seacoast Bank	309	106
Income tax expense	—	62
Net income before equity in undistributed net loss of First Seacoast Bank	309	44
Equity in undistributed net loss of First Seacoast Bank	(10,965)	(609)
Net loss	$(10,656)	$(565)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,656)	$(565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Undistributed net loss of First Seacoast Bank	10,965	609
Deferred tax expense	—	60
Decrease in other assets	—	2
Decrease in other liabilities	—	(2)
Net cash provided by operating activities	309	104
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to First Seacoast Bank	(12,811)	—
ESOP loan	(2,244)	—
Principal payments received on ESOP loan	78	80
Net cash (used) provided by investing activities	(14,977)	80
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	25,622	—
Return of capital from conversion of former First Seacoast Bancorp, MHC	100	—
Treasury stock purchases	(4)	(623)
Net cash provided (used) by financing activities	25,718	(623)
Net change in cash	11,050	(439)
Cash at beginning of year	9,346	9,785
Cash at end of year	$20,396	$9,346

22.
Subsequent Events

On March 22, 2024, the Bank signed a letter of intent for the sale and leaseback of its five properties owned and operated by the Bank, which consists of its main office and branch, a building annex used primarily by its FSB Wealth Management division and three standalone branches. Each of the sold branches include an adjacent drive thru. All of the sold properties include an adjacent parking lot. Subject to the results of its due diligence, the Bank intends to enter into a purchase and sale agreement for these properties for an aggregate cash purchase price of $7.9 million. The Bank will concurrently enter into absolute net lease agreements with the purchaser under which the Bank will lease each of the properties under an initial term of 15 years. We will not close any branches or exit any markets as a result of the sale-leaseback transaction.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

First Seacoast Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Seacoast Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of loss, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Newman & Noyes LLC

We have served as the Company’s auditor since 2011.

Portsmouth, New Hampshire

March 29, 2024

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The information contained under the section "Business Items to be Voted on by Stockholders - Item 3 - Ratification of Appointment of Independent Registered Public Accounting Firm - Change in Independent Registered Public Accounting Firm; Disagreement with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure" in the Proxy Statement is incorporated herein by reference.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a 15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 Rules 13(a) – 15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

First Seacoast Bancorp, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is available on the investor relations section of First Seacoast Bancorp, Inc’s website at www.firstseacoastbank.com under “Governance – Governance Documents.”

The information contained under the sections captioned “Business Items to be Voted on by Stockholders – Item 1 Election of Directors,” “Other Information Relating to Directors and Executive Officers” and “Corporate Governance” in First Seacoast Bancorp, Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11. Executive Compensation

The information contained under the section captioned “Executive Compensation” and “Directors Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for issuance under Stock-Based Compensation Plans

The following information is presented for the First Seacoast Bancorp 2021 Equity Incentive Plan as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights (column b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	249,144	$8.06	—
Equity compensation plans not approved by stockholders	N/A	N/A	112,200
Total	249,144	$8.06	112,200
(b)
Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)
Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(d)
Changes in Control

Management of First Seacoast Bancorp, Inc. knows of no arrangements, including any pledge by any person of securities of First Seacoast Bancorp, Inc., the operation of which may at a later date result in a change in control of the registrant.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers - Transactions with Certain Related Persons” and “Corporate Governance” of the Proxy Statement.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Business Items to be Voted on by Stockholders – Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of First Seacoast Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022)

3.2

Amended and Restated Bylaws of First Seacoast Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K of First Seacoast Bancorp, Inc., filed with the Securities and Exchange Commission on February 23, 2023)

4.1

Form of Common Stock Certificate of First Seacoast Bancorp, Inc. (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022)

4.2

Description of First Seacoast Bancorp, Inc’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 24, 2023)

10.1

Employment Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.2

First Amendment to Employment Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022) †

10.3

Employment Agreement between Federal Savings Bank and Richard M. Donovan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended)†

10.4

First Amendment to Employment Agreement between Federal Savings Bank and Richard M. Donovan (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022) †

10.5

Employment Agreement between Federal Savings Bank and Timothy F. Dargan (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022) †

10.6

First Amendment to Employment Agreement between Federal Savings Bank and Timothy F. Dargan (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022) †

10.7

Salary Continuation Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.8

Directors Deferred Fee Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.9

Supplemental Director Retirement Agreement between Federal Savings Bank and Mark P. Boulanger (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.10

Supplemental Director Retirement Agreement between Federal Savings Bank and Michael J. Bolduc (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.11

Supplemental Director Retirement Agreement between Federal Savings Bank and James Jalbert (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.12

Supplemental Director Retirement Agreement between Federal Savings Bank and Thomas J. Jean (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.13

Supplemental Director Retirement Agreement between Federal Savings Bank and Erica A. Johnson (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.14

Supplemental Director Retirement Agreement between Federal Savings Bank and Paula J. Reid (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.15

Supplemental Director Retirement Agreement between Federal Savings Bank and Janet Sylvester (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.16

Amended and Restated Director Fee Continuation Agreement between Federal Savings Bank and Dana C. Lynch (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.17

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Mark P. Boulanger (incorporated by reference to Exhibit 10.1 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.18

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Michael J. Bolduc (incorporated by reference to Exhibit 10.2 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.19

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and James Jalbert (incorporated by reference to Exhibit 10.3 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.20

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Thomas J. Jean (incorporated by reference to Exhibit 10.4 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.21

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Erica A. Johnson (incorporated by reference to Exhibit 10.5 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.22

Second Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Dana C. Lynch (incorporated by reference to Exhibit 10.6 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.23

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Paula J. Reid (incorporated by reference to Exhibit 10.7 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.24

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Janet Sylvester (incorporated by reference to Exhibit 10.8 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

21	Subsidiaries of Registrant

23	Consent of Baker Newman & Noyes LLC

31.1

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	First Seacoast Bancorp, Inc. Clawback Policy

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

† Management contract or compensation plan or arrangement.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SEACOAST BANCORP, INC.

Date: March 29, 2024	By:	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Brannen	President, Chief Executive Officer and Director	March 29, 2024
James R. Brannen	(Principal Executive Officer)

/s/ Richard M. Donovan	Executive Vice President and Chief Financial Officer	March 29, 2024
Richard M. Donovan	(Principal Financial Officer)

/s/ Janet Sylvester	Chair of the Board	March 29, 2024
Janet Sylvester

/s/ James Jalbert	Vice Chair of the Board	March 29, 2024
James Jalbert

/s/ Dana C. Lynch	Director	March 29, 2024
Dana C. Lynch

/s/ Michael J. Bolduc	Director	March 29, 2024
Michael J. Bolduc

/s/ Mark P. Boulanger	Director	March 29, 2024
Mark P. Boulanger

/s/ Thomas J. Jean	Director	March 29, 2024
Thomas J. Jean

/s/ Erica A. Johnson	Director	March 29, 2024
Erica A. Johnson

/s/ Paula J. Williamson-Reid	Director	March 29, 2024
Paula J. Williamson-Reid