Form 10-Q
period 2024-03-31
First Seacoast Bancorp, Inc.
filed 2024-05-10
CIK 1943802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 5,077,164 outstanding shares of the Registrant's common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$6,713	$6,069
Securities available-for-sale, at fair value	124,199	121,854
Federal Home Loan Bank stock	3,448	2,986
Total loans	431,851	430,031
Less allowance for credit losses on loans	(3,420)	(3,390)
Net loans	428,431	426,641
Land, building and equipment, net	3,979	4,072
Bank-owned life insurance	4,683	4,663
Accrued interest receivable	2,368	2,294
Other assets	2,650	2,456
Total assets	$576,471	$571,035
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$64,628	$65,845
Interest bearing deposits	340,967	338,953
Total deposits	405,595	404,798
Advances from Federal Home Loan Bank	78,412	73,007
Advances from Federal Reserve Bank	20,000	20,000
Mortgagors’ tax escrow	2,079	640
Deferred compensation liability	2,117	2,071
Other liabilities	3,529	3,901
Total liabilities	511,732	504,417
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 5,192,612 issued and 5,077,164 outstanding at March 31, 2024 and December 31, 2023	52	52
Additional paid-in capital	52,698	52,642
Retained earnings	24,445	25,597
Accumulated other comprehensive loss	(6,867)	(5,944)
Treasury stock, at cost: 115,448 shares outstanding as of March 31, 2024 and December 31, 2023	(1,381)	(1,381)
Unearned stock compensation	(4,208)	(4,348)
Total stockholders' equity	64,739	66,618
Total liabilities and stockholders' equity	$576,471	$571,035

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2024	2023
Interest and dividend income:
Interest and fees on loans	$4,710	$3,808
Interest on debt securities:
Taxable	852	342
Non-taxable	440	422
Total interest on debt securities	1,292	764
Dividends	68	64
Total interest and dividend income	6,070	4,636
Interest expense:
Interest on deposits	2,030	586
Interest on borrowings	1,149	854
Total interest expense	3,179	1,440
Net interest and dividend income	2,891	3,196
(Release) provision for credit losses	(20)	30
Net interest and dividend income after (release) provision for credit losses	2,911	3,166
Non-interest income:
Customer service fees	168	196
Gain on termination of interest rate swaps	—	849
Income from bank-owned life insurance	20	20
Loan servicing fee income	11	15
Investment services fees	89	71
Other income	9	10
Total non-interest income	297	1,161
Non-interest expense:
Salaries and employee benefits	2,314	2,364
Director compensation	105	100
Occupancy expense	179	186
Equipment expense	105	109
Marketing	81	89
Data processing	335	391
Deposit insurance fees	98	59
Professional fees and assessments	389	212
Debit card fees	30	49
Employee travel and education expenses	32	43
Other expense	330	221
Total non-interest expense	3,998	3,823
(Loss) income before income tax expense	(790)	504
Income tax expense	362	40
Net (loss) income	$(1,152)	$464

(Loss) earnings per share:
Basic	$(0.24)	$0.10
Diluted	$(0.24)	$0.10

Weighted Average Shares:
Basic	4,713,931	4,673,732
Diluted (1)	4,713,931	4,673,732

(1) Not adjusted for potentially dilutive shares for periods where a net loss was recognized. The three months ended March 31, 2024 excludes 66,027 stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE (LoSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net (loss) income	$(1,152)	$464
Other comprehensive (loss) income, net of income taxes:
Securities available-for-sale:
Unrealized holding (losses) gains on securities available-for-sale arising during the period, net of income taxes of $(381) and $523, respectively	(1,033)	1,334
Reclassification adjustment for net amortization of bond premiums included in net (loss) income, net of income taxes of $40 and $64, respectively	110	175
Total unrealized (loss) income on securities available-for-sale	(923)	1,509
Derivatives:
Change in interest rate swaps, net of income taxes of $-0- and $(30), respectively	—	(82)
Reclassification adjustment for swap unwind gains and net interest expense on swaps included in net (loss) income, net of income taxes of $-0- and $(230), respectively	—	(619)
Total change in interest rate swaps	—	(701)
Other comprehensive (loss) income	(923)	808
Comprehensive (loss) income	$(2,075)	$1,272

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Balance December 31, 2022(1)	5,068,637	$62	$26,768	$36,248	$(9,727)	$(1,377)	$(2,637)	$49,337
Net income	—	—	—	464	—	—	—	464
Other comprehensive income	—	—	—	—	808	—	—	808
Cumulative adjustment for change in accounting principle (ASU 2016-13)	—	—	—	5	—	—	—	5
Reorganization: Conversion of First Seacoast Bancorp, Inc. (net of costs of $2.4 million)	6,598	(10)	25,732	—	—	—	—	25,722
Purchase of 224,400 shares of common stock by the ESOP	—	—	—	—	—	—	(2,244)	(2,244)
Amortization of unearned stock compensation	—	—	—	—	—	—	97	97
ESOP shares earned - 3,839 shares	—	—	—	—	—	—	38	38
Balance March 31, 2023	5,075,235	$52	$52,500	$36,717	$(8,919)	$(1,377)	$(4,746)	$74,227

Balance December 31, 2023	5,077,164	$52	$52,642	$25,597	$(5,944)	$(1,381)	$(4,348)	$66,618
Net loss	—	—	—	(1,152)	—	—	—	(1,152)
Other comprehensive loss	—	—	—	—	(923)	—	—	(923)
Amortization of unearned stock compensation	—	—	62	—	—	—	102	164
ESOP shares earned - 3,839 shares	—	—	(6)	—	—	—	38	32
Balance March 31, 2024	5,077,164	$52	$52,698	$24,445	$(6,867)	$(1,381)	$(4,208)	$64,739

(1) Shares adjusted for conversion of the former First Seacoast Bancorp, MHC.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net (loss) income	$(1,152)	$464
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Cumulative change in accounting principle (ASU 2016-13)	—	5
ESOP expense	32	38
Stock-based compensation	164	97
Depreciation and amortization	112	118
Net amortization of bond premium	150	239
(Release) provision for credit losses	(20)	30
Gain on termination of interest rate swaps	—	(849)
Increase in bank-owned life insurance	(20)	(20)
Decrease (increase) in deferred costs on loans	36	(35)
Deferred tax expense	342	18
(Increase) decrease in accrued interest receivable	(74)	86
Decrease in other assets	636	618
Increase (decrease) in deferred compensation liability	46	(4)
Decrease in other liabilities	(322)	(1,166)
Net cash used by operating activities	(70)	(361)
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments received on securities available-for-sale	1,258	1,038
Purchase of securities available-for-sale	(5,166)	(1,146)
Purchase of property and equipment	(11)	(75)
Loan purchases	(774)	(304)
Loan originations and principal collections, net	(1,772)	(4,067)
Net (purchase) redemption of Federal Home Loan Bank stock	(462)	1,108
Proceeds from sales of interest bearing time deposits with other banks	—	498
Proceeds from unwind of interest rate swaps	—	849
Net cash used by investing activities	(6,927)	(2,099)
Cash flows from financing activities:
Net (decrease) increase in NOW, demand deposits, money market and savings accounts	(1,757)	28,198
Net increase in time deposits	2,554	4,745
Increase in mortgagors’ escrow accounts	1,439	1,142
Proceeds from sale of common stock, net	—	25,622
Common stock purchased by ESOP	—	(2,244)
Return of capital from conversion of First Seacoast Bancorp, Inc.	—	100
Net proceeds (payments) from short-term FHLB advances	5,405	(41,730)
Payments on long-term FHLB advances	—	(5,000)
Net cash provided by financing activities	7,641	10,833
Net change in cash and cash equivalents	644	8,373
Cash and cash equivalents at beginning of period	6,069	8,250
Cash and cash equivalents at end of period	$6,713	$16,623

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$2,916	$1,459
Cash paid for income taxes	—	1
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	(1,264)	2,096
Deferred taxes	341	(587)
Other comprehensive (loss) income	(923)	1,509
Cumulative fair value hedging adjustment - loans	(690)	—
Cumulative fair value hedging adjustment - securities available-for-sale	(149)	—
Effect of change in fair value of interest rate swaps:
Interest rate swaps	—	(961)
Deferred taxes	—	260
Other comprehensive loss	—	(701)
Effect of the adoption of ASU 2016-13:
Allowance for credit losses on loans	—	(295)
Other liabilities	—	290

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim consolidated financial information, general practices within the banking industry and with instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all the information or footnotes required by U.S. GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of these consolidated financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2024.

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

On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a final adjusted purchase price of $324,000. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period. During the three months ended March 31, 2024 and 2023, $8,000 and $9,000 of amortization expense was recorded in other expense, respectively. Customer list intangible balances included in other assets are $239,000 and $247,000 as of March 31, 2024 and December 31, 2023, respectively.

Recent Accounting Pronouncements Yet To Be Adopted

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of March 31, 2024, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.235 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering; (which will be December 31, 2024 for the Company) (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements,” amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025 and is not expected to have a material impact on the Company's consolidated financial statements.

2.
Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses for which an allowance for credit losses has not been recorded, are as follows as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$1,662	$—	$(282)	$1,380
U.S. Government agency small business administration pools guaranteed by SBA	15,659	18	(895)	14,782
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	6,012	—	(538)	5,474
Residential mortgage-backed securities	42,743	534	(3,954)	39,323
Municipal bonds	56,926	787	(4,219)	53,494
Corporate debt	500	—	(7)	493
Corporate subordinated debt	10,095	82	(924)	9,253
	$133,597	$1,421	$(10,819)	$124,199

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$1,668	$—	$(270)	$1,398
U.S. Government agency small business administration pools guaranteed by SBA	16,410	36	(863)	15,583
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	2,958	—	(484)	2,474
Residential mortgage-backed securities	41,186	653	(3,618)	38,221
Municipal bonds	57,192	1,087	(3,587)	54,692
Corporate debt	500	—	(8)	492
Corporate subordinated debt	10,074	3	(1,083)	8,994
	$129,988	$1,779	$(9,913)	$121,854

The amortized cost and fair values of securities available-for-sale at March 31, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,784	$1,789
Due after one year through five years	500	493
Due after five years through ten years	10,917	9,734
Due after ten years	55,982	52,604
Total U.S. Government-sponsored enterprises obligations, municipal bonds, corporate debt and corporate subordinated debt	69,183	64,620
U.S. Government agency small business pools guaranteed by SBA(1)	15,659	14,782
Collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA(1)	6,012	5,474
Residential mortgage-backed securities(1)	42,743	39,323
Total	$133,597	$124,199

(1) Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2024
U.S. Government sponsored enterprises obligations	—	$—	$—	3	$1,380	$(282)	$1,380	$(282)
U.S. Government agency small business administration pools guaranteed by SBA	8	7,831	(65)	5	3,787	(830)	11,618	(895)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	2	3,069	(26)	4	2,405	(512)	5,474	(538)
Residential mortgage- backed securities	6	5,592	(89)	23	14,788	(3,865)	20,380	(3,954)
Municipal bonds	5	3,217	(69)	49	30,035	(4,150)	33,252	(4,219)
Corporate debt	—	—	—	1	493	(7)	493	(7)
Corporate subordinated debt	—	—	—	5	4,601	(924)	4,601	(924)
	21	$19,709	$(249)	90	$57,489	$(10,570)	$77,198	$(10,819)
December 31, 2023
U.S. Government sponsored enterprises obligations	—	$—	$—	3	$1,398	$(270)	$1,398	$(270)
U.S. Government agency small business administration pools guaranteed by SBA	8	8,432	(75)	5	3,899	(788)	12,331	(863)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	—	—	—	4	2,474	(484)	2,474	(484)
Residential mortgage- backed securities	5	4,806	(53)	23	15,347	(3,565)	20,153	(3,618)
Municipal bonds	1	1,941	(10)	49	30,729	(3,577)	32,670	(3,587)
Corporate debt	—	—	—	1	492	(8)	492	(8)
Corporate subordinated debt	4	4,080	(82)	4	4,029	(1,001)	8,109	(1,083)
	18	$19,259	$(220)	89	$58,368	$(9,693)	$77,627	$(9,913)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2024, the Company had 111 securities available-for-sale in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on securities available-for-sale as of March 31, 2024.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on securities available-for-sale were as follows for the three months ended March 31, 2024 and 2023:

	March 31,
	2024	2023
	(Dollars in thousands)
Proceeds from sales, maturities and principal payments received on securities available-for-sale	$1,258	$1,038
Gross realized gains	—	—
Gross realized losses	—	—
Net realized gains	$—	$—

At March 31, 2024 and December 31, 2023, $72.7 million and $74.1 million of securities available-for-sale were pledged as collateral for the Company's Bank Term Funding Program and Borrower-In-Custody secured credit facilities, respectively (see Note 6 Borrowings for more information).As of March 31, 2024 and December 31, 2023, there were no holdings of securities of any issuer, other than the SBA, FHLMC, GNMA and FNMA, whose aggregate carrying value exceeded 10% of consolidated stockholders’ equity.

3.
Loans and Allowance for Credit Losses on Loans

The Company's lending activities are primarily conducted in and around Dover, New Hampshire, and in the areas surrounding its branches. The Company grants commercial real estate loans, multifamily 5+ dwelling unit loans, commercial and industrial loans, acquisition, development and land loans, 1–4 family residential loans, home equity line of credit loans and consumer loans. Most loans are collateralized by real estate. The ability and willingness of real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic area and the general economy.

Loans consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Commercial real estate (CRE)	$87,779	$86,566
Multifamily (MF)	7,493	7,582
Commercial and industrial (C+I)	25,394	25,511
Acquisition, development, and land (ADL)	15,205	17,520
1-4 family residential (RES)	270,765	268,943
Home equity line of credit (HELOC)	15,230	14,093
Consumer (CON)	9,985	9,816
Total loans	431,851	430,031
Allowance for credit losses on loans	(3,420)	(3,390)
Total loans, net	$428,431	$426,641

Allowance for Credit Losses on Loans ("ACL")

Effective January 1, 2023, the Company adopted the accounting standard for credit losses, ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended ("ASU 2016-13"). This new accounting standard, commonly referred to as "CECL," significantly changed the methodology for accounting for reserves on loans and unfunded off-balance sheet credit exposures, including certain unfunded loan commitments and standby guarantees. ASU 2016-13 replaced the "incurred loss" methodology used to establish an allowance on loans and off-balance sheet credit exposures, with an "expected loss" approach. Under CECL, the ACL at each reporting period serves as a best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date. Upon adoption of CECL, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the balance sheet on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income. The Company has a policy in place to write-off accrued interest when a loan is placed on non-accrual. Accrued interest is written-off by reversing previously recorded interest income. For loans, write-off typically occurs when a loan has been in default for 90 days or more. An immaterial amount of accrued interest on non-accrual loans was written off during the three months ended March 31, 2024 and 2023, by reversing interest income. Historically, the Company has not experienced uncollectible accrued interest receivable on its securities available-for-sale.

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

The significant key assumptions used with the ACL calculation at March 31, 2024 and December 31, 2023 using the CECL methodology, included:

•Macroeconomic factors (loss drivers): Monitoring and assessing local and national unemployment, changes in national GDP and other macroeconomic factors which may be the most predictive indicator of losses within the loan portfolio. The macroeconomic factors considered in determining the ACL may change from time to time.

•Forecast Period and Reversion speed: ASU 2016-13 requires a company to use a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period management believes to be reasonable and supportable will be set annually and validated through an assessment of economic leading indicators. In periods of greater volatility and uncertainty, such as the current interest rate environment, management will likely use a shorter forecast period, whereas when markets, economies, interest rate environment, political matters, and other factors are considered to be more stable and certain, a longer forecast period may be used. Also, in times of greater uncertainty, management may consider a range of possible forecasts and evaluate the probability of each scenario. Generally, the forecasted period is expected to range from one to three years. Once the reasonable and supportable forecast period is determined, ASU 2016-13 requires a company to revert its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e. "reversion speed"), factors such as, historical credit loss experience over previous economic cycles, as well as where the Company believes it is within the current economic cycle, will be considered. The Company has chosen a forecast period of six quarters which will be similar to the historical loss period between January 2014 and December 2016 and then reverting to the long-term average over the following two quarters using the straight-line reversion method. The Company believes this historical forecast period to be representative of potential economic conditions over the next eighteen months.

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

The following table illustrates the impact of the adoption of ASU 2016-13:

	January 1, 2023
	As reported under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(Dollars in thousands)
ASSETS
Allowance for credit losses on loans:
Commercial real estate (CRE)	$788	$942	$(154)
Multifamily (MF)	55	54	1
Commercial and industrial (C+I)	273	184	89
Acquisition, development, and land (ADL)	120	138	(18)
1-4 family residential (RES)	1,847	2,048	(201)
Home equity line of credit (HELOC)	88	81	7
Consumer (CON)	114	100	14
Unallocated	1	34	(33)
Allowance for credit losses on loans	$3,286	$3,581	(295)
LIABILITIES
Allowance for credit losses on OBS credit exposures	$308	$18	$290

Changes in the ACL for the three months ended March 31, 2024 and 2023, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2023	$830	$76	$236	$105	$1,601	$156	$357	$29	$3,390
(Release) provision for credit losses on loans	(85)	(1)	15	(25)	(1)	13	15	99	30
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, March 31, 2024	$745	$75	$251	$80	$1,600	$169	$372	$128	$3,420

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2022, Prior to Adoption of ASC 326	$942	$54	$184	$138	$2,048	$81	$100	$34	$3,581
Impact of adopting ASC 326	(154)	1	89	(18)	(201)	7	14	(33)	(295)
(Release) provision for credit losses on loans	(63)	(6)	8	(24)	57	—	4	24	—
Recoveries	—	—	—	—	—	—	1	—	1
Balance, March 31, 2023	$725	$49	$281	$96	$1,904	$88	$119	$25	$3,287

The following is an aging analysis of past due loans by portfolio segment as of March 31, 2024 and December 31, 2023 including non-accrual loans without an ACL:

March 31, 2024:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$87,779	$87,779	$—
MF	—	—	—	—	7,493	7,493	—
C+I	—	—	—	—	25,394	25,394	—
ADL	—	—	—	—	15,205	15,205	—
RES	—	—	127	127	270,638	270,765	127
HELOC	—	—	14	14	15,216	15,230	14
CON	—	—	—	—	9,985	9,985	—
	$—	$—	$141	$141	$431,710	$431,851	$141

December 31, 2023:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non- Accrual Loans
CRE	$—	$—	$—	$—	$86,566	$86,566	$—
MF	—	—	—	—	7,582	7,582	—
C+I	—	—	—	—	25,511	25,511	—
ADL	—	—	—	—	17,520	17,520	—
RES	—	131	—	131	268,812	268,943	127
HELOC	—	—	14	14	14,079	14,093	14
CON	—	—	—	—	9,816	9,816	—
	$—	$131	$14	$145	$429,886	$430,031	$141

The Company's collateral-dependent non-accrual RES and HELOC loans with one borrower had an amortized cost basis of $141,000 at March 31, 2024 and December 31, 2023, and was secured by real estate with an appraised value of $216,000. There was no significant change in the extent to which the collateral secures the loan. Interest income recognized on non-accrual loans during three months ended March 31, 2024 and 2023 was $-0-. There were no loans past due over 90 days still accruing interest at March 31, 2024 and December 31, 2023. There were no loans collateralized by residential real estate property in the process of foreclosure at March 31, 2024 and December 31, 2023.

There were no loans modified for borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification, if applicable. The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. Because the effect of most modifications made to borrowers experiencing financial difficulty would already be included in the ACL as a result of the measurement methodologies used to estimate the allowance, a change in the ACL is generally not recorded upon modification.

Credit Quality Information

The Company utilizes a ten-grade internal loan rating system for its commercial real estate, multifamily, commercial and industrial, and acquisition, development, and land loans. Residential real estate, home equity line of credit and consumer loans are considered “pass” rated loans until they become delinquent. Once delinquent, loans can be rated an 8, 9 or 10 as applicable.

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

Based upon the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of March 31, 2024 and December 31, 2023:

March 31, 2024:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$1,298	$7,949	$10,655	$11,498	$1,595	$20,623	$33,926	$—	$87,544
Special mention	—	—	—	—	—	235	—	—	235
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	1,298	7,949	10,655	11,498	1,595	20,858	33,926	—	87,779
MF:
Risk rating:
Pass	—	—	142	5,113	1,069	836	333	—	7,493
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	—	142	5,113	1,069	836	333	—	7,493
C+I:
Risk rating:
Pass	1,220	5,604	6,357	3,767	2,739	3,151	2,556	—	25,394
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	1,220	5,604	6,357	3,767	2,739	3,151	2,556	—	25,394
ADL:
Risk rating:
Pass	97	11,569	593	1,502	—	1,444	—	—	15,205
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	97	11,569	593	1,502	—	1,444	—	—	15,205
RES:
Risk rating:
Pass	8,420	14,888	47,659	60,073	50,784	88,814	—	—	270,638
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	127	—	—	127
Total RES	8,420	14,888	47,659	60,073	50,784	88,941	—	—	270,765
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	15,216	—	15,216
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	14	—	14
Total HELOC	—	—	—	—	—	—	15,230	—	15,230
CON:
Risk rating:
Pass	518	2,780	3,013	1,932	1,476	266	—	—	9,985
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CON	518	2,780	3,013	1,932	1,476	266	—	—	9,985
Total	$11,553	$42,790	$68,419	$83,885	$57,663	$115,496	$52,045	$—	$431,851

December 31, 2023:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$7,552	$10,849	$11,977	$2,268	$2,724	$18,713	$32,244	$—	$86,327
Special mention	—	—	—	—	—	239	—	—	239
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	7,552	10,849	11,977	2,268	2,724	18,952	32,244	—	86,566
MF:
Risk rating:
Pass	—	145	5,157	1,081	—	852	347	—	7,582
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	145	5,157	1,081	—	852	347	—	7,582
C+I:
Risk rating:
Pass	5,745	6,580	4,151	2,875	1,537	1,917	2,704	—	25,509
Special mention	—	—	2	—	—	—	—	—	2
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	5,745	6,580	4,153	2,875	1,537	1,917	2,704	—	25,511
ADL:
Risk rating:
Pass	10,511	4,048	1,507	—	1,454	—	—	—	17,520
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	10,511	4,048	1,507	—	1,454	—	—	—	17,520
RES:
Risk rating:
Pass	19,533	43,517	64,226	50,675	20,021	70,844	—	—	268,816
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	127	—	—	127
Total RES	19,533	43,517	64,226	50,675	20,021	70,971	—	—	268,943
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	14,079	—	14,079
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	14	—	14
Total HELOC	—	—	—	—	—	—	14,093	—	14,093
CON:
Risk rating:
Pass	2,902	3,145	1,966	1,512	215	76	—	—	9,816
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CON	2,902	3,145	1,966	1,512	215	76	—	—	9,816
Total	$46,243	$68,284	$88,986	$58,411	$25,951	$92,768	$49,388	$—	$430,031

Certain directors and executive officers of the Company and entities in which they have significant ownership interests are customers of the Company. Loans outstanding to these persons and entities at March 31, 2024 and December 31, 2023 were $5.0 million and $5.2 million, respectively.
4.
Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $33.2 million and $33.9 million at March 31, 2024 and December 31, 2023, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 15, Fair Values of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing income in the Company’s consolidated statements of (loss) income.

The Company’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing income, including late and ancillary fees, was $11,000 and $15,000 for the three months ended March 31, 2024 and 2023, respectively. The Company's residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Company’s market areas.

The following summarizes activity in mortgage servicing rights for the three months ended March 31, 2024 and 2023:

(Dollars in thousands)	2024	2023
Balance, December 31,	$339	$357
Payoffs	(1)	(3)
Change in fair value due to change in assumptions	(9)	(5)
Balance, March 31,	$329	$349

5.
Deposits

Deposits consisted of the following at March 31, 2024 and December 31, 2023:

(Dollars in thousands)	March 31, 2024	December 31, 2023
NOW and demand deposits	$160,731	$163,316
Money market deposits	86,552	85,364
Savings deposits	64,463	64,823
Time deposits of greater than $250,000	18,222	17,107
Time deposits of $250,000 or less	75,627	74,188
	$405,595	$404,798

At March 31, 2024, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2024	$73,036
2025	16,945
2026	2,981
2027	596
2028	224
2029	67
$93,849

There were $23.6 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at March 31, 2024 and December 31, 2023. Additionally, there were $21.2 million and $20.9 million of brokered deposits included in savings deposits at March 31, 2024 and December 31, 2023, respectively. Reciprocal deposits were $920,000 and $1.1 million at March 31, 2024 and December 31, 2023, respectively.

Deposits from related parties totaled $11.9 million and $10.7 million at of March 31, 2024 and December 31, 2023, respectively.

6.
Borrowings

Federal Home Loan Bank (“FHLB”)

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities, in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $66.4 million and $71.8 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

A summary of borrowings from the FHLB is as follows:

	March 31, 2024
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$26,544	2024	0.00% to 5.53% – fixed
520	2025	0.00% – fixed
50,000	2026	4.38% to 4.48% – fixed
718	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$78,412

	December 31, 2023
Principal Amounts	Maturity Dates	Interest Rates
	(Dollars in thousands)
$21,139	2024	0.00% to 5.53%– fixed
520	2025	0.00% – fixed
50,000	2026	4.38% to 4.48% – fixed
718	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$73,007

Included in the above borrowings from the FHLB at March 31, 2024 and December 31, 2023 is a $25.0 million long-term advance, with an interest rate of 4.48%, which is callable by the FHLB on May 2, 2024 and quarterly thereafter, and a $25.0 million long-term advance, with an interest rate of 4.38%, which is callable by the FHLB on December 8, 2025 and quarterly thereafter (see Note 15, Subsequent Events, for more information). As of March 31, 2024 and December 31, 2023 borrowings from the FHLB also include $2.7 million of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran-owned businesses, or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

At March 31, 2024 and December 31, 2023, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at March 31, 2024 and December 31, 2023.

Federal Reserve Bank of Boston (“FRB”)

The Bank has established two secured credit facilities with the FRB – Bank Term Funding Program (“BTFP”) and Borrower-In-Custody of Collateral Program (“BIC”). As of March 31, 2024 and December 31, 2023, a $20.0 million BTFP advance is outstanding and collateralized by eligible collateral consisting primarily of government-sponsored enterprise obligations, mortgage-backed securities and collateralized mortgage obligations issued by various U.S. Government agencies, owned as of March 12, 2023, December 31, 2023 and March 31, 2024. The advance matures on December 13, 2024 at a fixed annual rate of 4.89%. The interest rate for term advances under the BTFP are based upon the one-year overnight index swap rate plus 10 basis points and fixed for the term of the advance – up to one year - on the day the advance is made. Advances under the BIC would be collateralized by eligible collateral - principally general obligation municipal bonds. The entire $49.5 million borrowing capacity of the BIC was available at March 31, 2024.

7.
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

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but generally includes secured interests in mortgages.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance by a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

In the ordinary course of business, the Company may be subject to various legal proceedings. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings will not be material to the consolidated balance sheet or consolidated statements of (loss) income.

Notional amounts of financial instruments with off-balance sheet credit risk are approximately as follows as of March 31, 2024 and December 31, 2023:

	2024	2023
Unadvanced portions of loans	$58,061	$46,175
Commitments to originate loans	24,401	34,074
Standby letters of credit	125	125

The Company records an ACL for off-balance sheet credit exposures that are not unconditionally cancelable through a charge to the provision for credit losses on the Company’s consolidated statements of (loss) income. At March 31, 2024 and December 31, 2023 the ACL for off-balance sheet credit exposure totaled $341,000 and $391,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The (release) provision for credit losses for off-balance sheet credit exposures for the three months ended March 31, 2024 and 2023 was $(50,000) and $30,000, respectively.

8.
Employee Benefits

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended March 31, 2024 and 2023 were $59,000 and $56,000, respectively.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and its former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at March 31, 2024 and December 31, 2023 relating to this supplemental retirement plan was $758,000 and $735,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 3%. The expense of this salary retirement plan was $37,000 and $33,000 for the three months ended March 31, 2024 and 2023, respectively.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at March 31, 2024 and December 31, 2023 relating to this plan was $566,000 and $581,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at March 31, 2024 and December 31, 2023. Total supplemental retirement plan expense amounted to $15,000 and $18,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At March 31, 2024 and December 31, 2023, the total deferred directors' fees amounted to $757,000 and $718,000, respectively.

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

The ESOP funded its purchase of 423,715 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2047. At March 31, 2024 and December 31, 2023, the remaining principal balance on the ESOP debt was $4.2 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2024 and 2023 was $32,000 and $38,000, respectively. At March 31, 2024 and December 31, 2023, total unearned compensation for the ESOP was $4.0 million.

	March 31, 2024	December 31, 2023
Shares held by the ESOP include the following:
Allocated	55,218	39,864
Committed to be allocated	3,839	15,354
Unallocated	364,658	368,497
Total	423,715	423,715

The fair value of unallocated shares was approximately $3.1 million and $2.8 million at March 31, 2024 and December 31, 2023, respectively.

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

On May 25, 2023, 249,144 incentive and non-statutory stock options to purchase shares of common stock were granted to directors for their services on the board of directors and certain members of management. The Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. Since it was determined that the Company lacked sufficient historical closing stock prices, the expected volatility assumption was based upon a combination of actual historical volatility combined with the historical volatility developed for comparable companies. Also, since the Company lacked the appropriate historical data, the expected term of the option was calculated using the simplified method. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated grant date fair value of each option is expensed as employee benefits expense ratably over the vesting period. The expense recognized for this equity incentive plan was $62,000 and $-0-, for the three months ended March 31, 2024 and 2023, respectively, which provided a tax benefit of $17,000 and $-0-, respectively. At March 31, 2024 and December 31, 2023, total unrecognized compensation expense for this equity incentive plan was $536,000 and $598,000, respectively, with a 2.2 and 2.4 year weighted average future recognition period, respectively.

A summary of stock options outstanding as of March 31, 2024 and changes during the three months ended March 31, 2024 is presented below:

	March 31, 2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Balance at beginning of period	249,144	$8.06	9.1	$—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance at end of period	249,144	$8.06	9.1	$80

Date of grant	5/25/2023
Options granted	249,144
Exercise price	$8.06
Vesting period(1)	3 years
Expiration date	5/25/2033
Expected volatility	27.8%
Expected term	6.5 years
Expected dividend yield	0%
Expected forfeiture rate	0%
Risk free interest rate	3.9%
Fair value per option	$3.00
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

A summary of non-vested restricted shares outstanding as of March 31, 2024 and December 31, 2023 and changes during the periods then ended is presented below:

	Three Months Ended March 31, 2024
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of period	33,629	$11.80
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at end of period	33,629	$11.80

	Year Ended December 31, 2023
Restricted stock:
Non-vested at beginning of year	64,785	$11.95
Granted	2,478	7.99
Vested	(33,634)	11.80
Forfeited	—	—
Non-vested at end of year	33,629	$11.80

For the three months ended March 31, 2024 and 2023, the expense recognized for this equity incentive plan was $102,000 and $97,000, respectively, which provided a tax benefit of $27,000 and $26,000, respectively. At March 31, 2024 and December 31, 2023, total unrecognized compensation expense for this equity incentive plan was $248,000 and $350,000, respectively, with a 0.6 and 0.9 year weighted average future recognition period, respectively.

10.
Leases

The Company is obligated under various lease agreements for one of its branch offices and certain equipment. These agreements are accounted for as operating leases and their terms expire between 2024 and 2031 and, in some instances, contain options to renew for periods up to four years. The Company has no financing leases.

The Company recognizes its operating leases on the consolidated balance sheet by recording a net lease liability, representing the Company’s legal obligation to make these lease payments, and a Right-Of-Use (“ROU”) asset, representing the Company’s legal right to use the leased assets. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any sub-lease agreements.

The following table summarizes information related to the Company’s right-of-use asset and net lease liability:

	March 31, 2024
	Operating Leases	Balance Sheet Location
	(Dollars in thousands)
Right-of-use asset	$561	Other Assets
Net lease liability	561	Other Liabilities

	December 31, 2023
	Operating Leases	Balance Sheet Location
	(Dollars in thousands)
Right-of-use asset	$587	Other Assets
Net lease liability	587	Other Liabilities

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

During 2023, the Company completed a conversion of all of its branch ATMs from owned equipment to leased equipment and recognized a $2,000 loss on the disposition of all ATM-related equipment. The Company's obligation under the operating lease related to these ATMs expires in August 2030 and has future lease payments of $490,000 as of March 31, 2024. Total lease expense was $19,000 and $-0- for the three months ended March 31, 2024 and 2023, respectively.

The Company's obligation under the operating lease related to one of its branches expires in August 2027 and has future lease payments of $142,000 as of March 31, 2024. Total lease expense was $10,000 and $9,000 for the three months ended March 31, 2024 and 2023, respectively. This lease agreement contains clauses calling for escalation of minimum lease payments contingent on increases in LIBOR, or a similar replacement index, and the consumer price index.

The components of operating lease cost and other related information are as follows for the three months ended March 31:

	2024	2023
	(Dollars in thousands)
Operating lease cost	$26	$11
Short-term lease cost	—	—
Variable lease cost (cost excluded from lease payments)	—	—
Sublease income	—	—
Total operating lease cost	26	11
Other Information:
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	$26	$11
Operating lease - operating cash flows (liability reduction)	—	—
Weighted average lease term remaining (in years)	5.64	4.16
Weighted average discount rate	5.00%	3.11%

The total minimum lease payments due in future periods for lease agreements in effect at March 31, 2024 were as follows:

Future Minimum Lease Payments
(Dollars in thousands)
Remainder of 2024	$93
2025	122
2026	120
2027	107
2028	77
Thereafter	122
Total minimum lease payments	641
Less: interest	(80)
Total lease liability	$561

11.
Other Comprehensive (Loss) Income

The Company reports certain items as “other comprehensive (loss) income” and reflects total accumulated other comprehensive (loss) income (“AOCI”) in the consolidated financial statements for all periods containing elements of other comprehensive income or loss. The following table presents a reconciliation of the changes in the components of other comprehensive income or loss for the dates indicated, including the amount of income tax expense or benefit allocated to each component of other comprehensive income or loss:

	Three Months Ended March 31,
Reclassification Adjustments	2024	2023	Affected Line Item in Consolidated Statements of (Loss) Income
	(Dollars in thousands)
Net amortization of bond premiums	$150	$239	Interest on debt securities
Tax effect	(40)	(64)	Income tax expense
	110	175	Net (loss) income
Gains on termination of interest rate swaps	—	(849)	Gain on termination of interest rate swaps
Tax effect	—	230	Income tax expense
	—	(619)	Net (loss) income
Total reclassification adjustments	$110	$(444)

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	AOCI(1)
Balance at December 31, 2023	$(5,944)	$—	$(5,944)
Other comprehensive loss before reclassification	(1,033)	—	(1,033)
Amounts reclassified from AOCI	110	—	110
Other comprehensive loss	(923)	—	(923)
Balance at March 31, 2024	$(6,867)	$—	$(6,867)

Balance at December 31, 2022	$(10,428)	$701	$(9,727)
Other comprehensive income (loss) before reclassification	1,334	(82)	1,252
Amounts reclassified from AOCI	175	(619)	(444)
Other comprehensive income (loss)	1,509	(701)	808
Balance at March 31, 2023	$(8,919)	$—	$(8,919)

(1)
All amounts are net of tax.

12.
Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of March 31, 2024, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of March 31, 2024 and December 31, 2023, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of March 31, 2024 and December 31, 2023 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total Capital (to risk-weighted assets)	$54,737	14.88%	$29,425	8.00%	$36,781	10.00%	$38,620	10.50%
Tier 1 Capital (to risk-weighted assets)	50,930	13.85	22,068	6.00	29,425	8.00	31,264	8.50
Tier 1 Capital (to average assets)	50,930	8.92	22,843	4.00	28,554	5.00	22,843	4.00
Common Equity Tier 1 (to risk-weighted assets)	50,930	13.85	16,551	4.50	23,908	6.50	25,747	7.00

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital (to risk-weighted assets)	$55,701	15.32%	$29,090	8.00%	$36,363	10.00%	$38,181	10.50%
Tier 1 Capital (to risk-weighted assets)	51,878	14.27	21,818	6.00	29,090	8.00	30,908	8.50
Tier 1 Capital (to average assets)	51,878	9.19	22,592	4.00	28,240	5.00	22,592	4.00
Common Equity Tier 1 (to risk-weighted assets)	51,878	14.27	16,363	4.50	23,636	6.50	25,454	7.00

13.
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

The Company entered into two $5 million notional interest rate swaps that were designated as cash flow hedges on 90-day advances from FHLB. The purpose of these cash flow hedges was to reduce potential interest rate risk by swapping a variable rate borrowing to a fixed rate. Management deemed it prudent to limit the variability of these interest payments by entering into these interest rate swap agreements. These agreements provided for the Company to receive payments at a variable rate determined by a specific index (three-month LIBOR) in exchange for making payments at a fixed rate. Publication of LIBOR is expected to cease in September of 2024. The swap agreements allowed for substitution of an alternative reference rate such as the secured overnight financing rate (“SOFR”) at that time.

On January 17, 2023, the Company terminated both of its interest rate swap derivative instruments at a gain of $849,000. The Company recognized the change in fair value of these hedging instruments, previously accumulated in AOCI, as a gain on termination of interest rate swaps in its consolidated statement of (loss) income for the three months ended March 31, 2023 as it was determined that it was probable that the hedged forecasted transaction - the variability in cash flows related to 90-day advances from the FHLB - would not occur by the end of the original maturity dates of the hedging instruments. The use of derivatives for debt hedging as part of the Company's overall interest rate risk management strategy has been infrequent as the Company has utilized other interest rate risk management activities to achieve similar business purposes. Also, $536,000 of cash posted to the counterparty as collateral on these interest rate swaps contracts was returned to the Company. The changes in the fair value of interest rate swaps were reported in other comprehensive (loss) income and were subsequently reclassified into interest expense or income in the period that the hedged transactions affected earnings. The change in fair value for these derivative instruments for the three months ended March 31, 2024 and 2023, was $-0- and $(112,000), respectively.

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

As of March 31, 2024 and December 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Location in Consolidated Balance Sheets	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Securities available-for-sale, at fair value	$9,977	$10,126	$(23)	$126
Total loans	49,942	50,632	(58)	632
Total	$59,919	$60,758	$(81)	$758

The carrying amount of the hedged asset located in “total loans” includes the amortized cost basis of closed portfolios of fixed-rate residential loans used to designate hedging relationships in which the hedged items are the stated amount of assets anticipated to be outstanding for the designated hedged period. At March 31, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios of fixed-rate residential loans used in the hedging relationship was $60.0 million and $62.2 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $(58,000) and $632,000, respectively; and the notional amount of the designated hedged item was $50.0 million. Under the "portfolio layer" approach, the Company designated a $50.0 million notional amount of portfolio assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer.

The carrying amount of the hedged asset located in “securities available-for-sale, at fair value” includes the principal amount of municipal bonds used to designate hedging relationships in which the hedged items are the stated amount of assets anticipated to be outstanding for the designated hedged period. At March 31, 2024 and December 31, 2023, the par value of the municipal bonds used in this hedging relationship was $19.3 million; the cumulative basis adjustments associated with these hedging relationships was $(23,000) and $126,000, respectively; and the notional amount of the designated hedged items were $10.0 million. Under the "portfolio layer" approach, the Company designated a $10.0 million notional amount of portfolio assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer.

The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of potential loss exposure. At March 31, 2024 and December 31, 2023, the Company’s fair value hedges had a remaining maturity of 2.48 and 2.73 years, respectively, an average pay fixed rate of 4.29% and an average received rate of 5.32%.

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
(Dollars in thousands)
March 31, 2024
Derivatives designated as
hedging instruments:
Interest rate contracts - fair value hedge	$60,000	Other assets	$81	$—	Other liabilities	$—
Total derivatives designated as
hedging instruments			$81			$—
Derivatives not designated as
hedging instruments:
Customer loan swaps	$4,732	Other assets	$22	$4,732	Other liabilities	$22
Total derivatives not designated as
hedging instruments			$22			$22

December 31, 2023
Derivatives designated as
hedging instruments:
Interest rate contracts - cash flow hedge	$60,000	Other assets	$—	$—	Other liabilities	$758
Total derivatives designated as
hedging instruments			$—			$758
Derivatives not designated as
hedging instruments:
Customer loan swaps	$4,766	Other assets	$90	$4,766	Other liabilities	$90
Total derivatives not designated as
hedging instruments			$90			$90

Credit-risk-related Contingent Features

By entering into derivative transactions, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, and other monitoring procedures. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s board of directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. As of March 31, 2024 and December 31, 2023, the Company posted $1.8 million and $1.6 million, respectively, of cash to the counterparties as collateral on its interest rate swap contracts and customer loan swaps, which was presented within cash and due from banks on the consolidated balance sheets.

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

The following tables present the information about derivative positions that are eligible for offset in the consolidated balance sheets as of March 31, 2024 and December 31, 2023:

				Gross Amounts Not Offset
(Dollars in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments Pledged (Received)	Cash Collateral Pledged (Received) (1)	Net Amount
March 31, 2024
Derivative Assets:
Interest rate contracts(2)	$81	$—	$81	$—	$81	$—
Customer loan swaps - dealer bank(3)	22	—	22	—	—	22
Total	$103	$—	$103	$—	$81	$22

Derivative Liabilities:
Interest rate contracts(2)	$—	$—	$—	$—	$—	$—
Customer loan swaps - commercial customer(3)	22	—	22	—	22	—
Total	$22	$—	$22	$—	$22	$—
December 31, 2023
Derivative Assets:
Interest rate contracts(2)	$—	$—	$—	$—	$—	$—
Customer loan swaps - dealer bank(3)	90	—	90	—	90	—
Total	$90	$—	$90	$—	$90	$—

Derivative Liabilities:
Interest rate contracts(2)	$758	$—	$758	$—	$758	$—
Customer loan swaps - commercial customer(3)	90	—	90	—	—	90
Total	$848	$—	$848	$—	$758	$90

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

14.
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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at March 31, 2024 and December 31, 2023.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2024
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,380	$—	$1,380	$—
U.S Government agency small business administration pools guaranteed by the SBA	14,782	—	14,782	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	5,474	—	5,474	—
Residential mortgage-backed-securities	39,323	—	39,323	—
Municipal bonds	53,494	—	53,494	—
Corporate debt	493	—	493	—
Corporate subordinated debt	9,253	—	9,253	—
Other assets:
Mortgage servicing rights	329	—	—	329
Derivatives	103	—	103	—
Other Liabilities:
Derivatives	22	—	22	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2023
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,398	$—	$1,398	$—
U.S Government agency small business administration pools guaranteed by the SBA	15,583	—	15,583	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	2,474	—	2,474	—
Residential mortgage-backed securities	38,221	—	38,221	—
Municipal bonds	54,692	—	54,692	—
Corporate debt	492	—	492	—
Corporate subordinated debt	8,994	—	8,994	—
Other assets:
Mortgage servicing rights	$339	—	—	339
Derivatives	90	—	90	—
Other liabilities:
Derivatives	848	—	848	—

For the three months ended March 31, 2024 and 2023, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2024	$339
Included in net (loss) income	(10)
Balance as of March 31, 2024	$329
Total unrealized net gains (losses) included in net (loss) income related to assets still held as of March 31, 2024	$—

Balance as of January 1, 2023	$357
Included in net (loss) income	(8)
Balance as of March 31, 2023	$349
Total unrealized net gains (losses) included in net (loss) income related to assets still held as of March 31, 2023	$—

(1)
Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income in the Company’s consolidated statements of (loss) income.

For Level 3 assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2024
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	5.01% - 17.31%	6.67%	$329
		Discount Rate	9.75%	9.75%
		Delinquency Rate	2.16% - 2.77%	2.27%
		Default Rate	0.14% - 0.18%	0.15%

	December 31, 2023
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	5.35% - 20.53%	6.85%	$339
		Discount Rate	9.38%	9.38%
		Delinquency Rate	2.08% - 2.60%	2.17%
		Default Rate	0.12% - 0.14%	0.14%
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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At March 31, 2024 and December 31, 2023, there were no assets or liabilities measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at March 31, 2024 or December 31, 2023.

ASC Topic 825,“Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At March 31, 2024 and December 31, 2023, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at March 31, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Financial Assets:
Cash and due from banks	$6,713	$6,713	$6,713	$—	$—
Federal Home Loan Bank stock	3,448	3,448	—	3,448	—
Bank-owned life insurance	4,683	4,683	—	4,683	—
Loans, net	428,431	381,372	—	—	381,372
Accrued interest receivable	2,368	2,368	2,368	—	—
Financial Liabilities:
Deposits	$405,595	$404,371	$311,745	$92,626	$—
Advances from Federal Home Loan Bank	78,412	78,162	—	78,162	—
Advances from Federal Reserve Bank	20,000	19,966	—	19,966	—
Mortgagors’ tax escrow	2,079	2,079	—	2,079	—
Accrued interest payable	644	644	644	—	—
December 31, 2023
Financial Assets:
Cash and due from banks	$6,069	$6,069	$6,069	$—	$—
Federal Home Loan Bank stock	2,986	2,986	—	2,986	—
Bank-owned life insurance	4,663	4,663	—	4,663	—
Loans, net	426,641	376,772	—	—	376,772
Accrued interest receivable	2,294	2,294	2,294	—	—
Financial Liabilities:
Deposits	$404,798	$403,489	$313,503	$89,986	$—
Advances from Federal Home Loan Bank	73,007	73,162	—	73,162	—
Advances from Federal Reserve Bank	20,000	20,020	—	20,020	—
Mortgagors’ tax escrow	640	640	—	640	—
Accrued interest payable	380	380	380	—	—
15.
Subsequent Events

On April 11, 2024, the board of directors authorized a stock repurchase program for up to 507,707 shares of common stock, representing approximately 10% of shares currently outstanding. The Company intends to conduct the repurchases on the open market, including by means of a trading plan adopted under SEC Rule 10b5-1,subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The program will expire 12 months after the effective date, regardless of whether all shares will have been repurchased. The Company may suspend or discontinue the program at any time.

On April 17, 2024, the Bank signed a purchase and sale agreement for the sale and leaseback of five properties owned and operated by the Bank, which consists of its main office and branch, a building annex used primarily by its FSB Wealth Management division and three standalone branches for an aggregate cash purchase price of $7.9 million. Each of the sold branches include an adjacent drive thru. All of the sold properties include an adjacent parking lot. The Bank will concurrently enter into absolute net lease agreements with the purchaser under which the Bank will lease each of the properties under an initial term of 15 years. We will not close any branches or exit any markets as a result of the sale-leaseback transaction. This transaction is expected to close during the second quarter of 2024.

On April 29, 2024, the Company borrowed $25.0 million from the FHLB at a rate of 4.75%, which is callable by the FHLB on October 29, 2024 and quarterly thereafter to replace the callable advance which was called on May 2, 2024 (see Note 6, Borrowings, for more information).

On May 3, 2024, the Company purchased $5.7 million of brokered deposits, for a term of one year, at an annual rate of 5.20%. The brokered deposits are callable, at the option of the Company, in whole, prior to the maturity date beginning on August 3, 2024 and quarterly thereafter. Also on May 3, 2024, the Company purchased $2.4 million of brokered deposits, for a term of two years, at an annual rate of 5.20%. The brokered deposits are callable, at the option of the Company, in whole, prior to the maturity date beginning on November 3, 2024 and quarterly thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at March 31, 2024 and consolidated results of operations for the three months ended March 31, 2024 and 2023. It should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report and with the Company’s audited consolidated financial statements and accompanying notes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 29, 2024 with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Our critical accounting policies involve the calculation of the allowance for credit losses ("ACL") and the measurement of the fair value of financial instruments. A detailed description of these critical accounting policies can be found in Note 2 of the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Comparison of Financial Condition at March 31, 2024 (unaudited) and December 31, 2023

Total Assets. Total assets were $576.5 million as of March 31, 2024, an increase of $5.4 million, or 1.0%, compared to total assets of $571.0 million at December 31, 2023. The increase was due primarily to a $644,000 increase in cash and due from banks, a $1.8 million increase in net loans, a $2.3 million increase in securities available-for-sale and a $462,000 net purchase of Federal Home Loan Bank stock.

Cash and Due From Banks. Cash and due from banks increased $644,000, or 10.6%, to $6.7 million at March 31, 2024 from $6.1 million at December 31, 2023. This increase primarily resulted from a $797,000 increase in total deposits, a $1.4 million increase in mortgagors' tax escrow and a $5.4 million increase in borrowings, offset by a $1.8 million increase in net loans and a $2.3 million increase in securities available-for-sale during the three months ended March 31, 2024.

Available-for-Sale Securities. Available-for-sale securities increased by $2.3 million, or 1.9%, to $124.2 million at March 31, 2024 from $121.9 million at December 31, 2023. This increase was due primarily to $5.2 million of investment purchases offset by proceeds from principal payments totaling $1.3 million and a $1.3 million increase in net unrealized losses within the portfolio during the three months ended March 31, 2024. Management believes that the unrealized losses within the portfolio are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore we recorded no allowance for credit losses on available-for-sale debt securities as of March 31, 2024.

The following table sets forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of March 31, 2024
	One Year or Less		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$—	—	$—	—	$1,662	1.22%	$—	—	$1,662	1.22%
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	5,847	5.53%	9,812	4.73%	15,659	5.03%
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	—	—	—	—	1,749	3.35%	4,263	3.93%	6,012	3.76%
Residential mortgage- backed securities	—	—	812	3.47%	—	—	41,931	4.07%	42,743	4.06%
Municipal bonds	—	—	—	—	944	2.86%	55,982	3.18%	56,926	3.17%
Corporate debt	—	—	500	7.00%	—	—	—	—	500	7.00%
Corporate subordinated debt	1,784	7.70%	—	—	8,311	6.02%	—	—	10,095	6.32%
	1,784	7.70%	$1,312	4.81%	$18,513	5.02%	$111,988	3.68%	$133,597	3.93%

Net Loans. Net loans increased $1.8 million, or 0.4%, to $428.4 million at March 31, 2024 from $426.6 million at December 31, 2023. During the three months ended March 31, 2024, we originated $1.8 million of loans, net of principal collections, and purchased a $774,000 participation interest in a commercial loan through our membership in a national community bank loan program. As of March 31, 2024 and December 31, 2023, the portfolio of purchased loans had outstanding principal balances of $33.8 million and $33.3 million, respectively, and were performing in accordance with their original repayment terms.

One- to four-family residential mortgage loans increased $1.8 million, or 0.7%, to $270.8 million at March 31, 2024 from $268.9 million at December 31, 2023. Commercial real estate mortgage loans increased $1.2 million, or 1.4%, to $87.8 million at March 31, 2024 from $86.6 million at December 31, 2023. Multi-family loans decreased $89,000, or 1.2%, to $7.5 million at March 31, 2024 from $7.6 million at December 31, 2023. Commercial and industrial loans decreased $117,000, or 0.5%, to $25.4 million at March 31, 2024 from $25.5 million at December 31, 2023. Acquisition, development, and land loans decreased $2.3 million, or 13.2%, to $15.2 million at March 31, 2024 from $17.5 million at December 31, 2023. Home equity loans and lines of credit increased $1.1 million, or 8.1%, to $15.2 million at March 31, 2024 from $14.1 million at December 31, 2023. Consumer loans increased $169,000, or 1.7%, to $10.0 million at March 31, 2024 from $9.8 million at December 31, 2023.

Our strategy to grow the balance sheet continues to be through originations and, to a lesser extent, purchases of commercial loan participations, one- to four-family residential mortgage loans and consumer loans secured by manufactured housing properties, while also diversifying into higher yielding commercial real estate mortgage loans and commercial and industrial loans to improve net margins and manage interest rate risk. We also continue to sell selected, conforming 15-year and 30-year residential fixed rate mortgage loans to the secondary market on a servicing retained basis as market conditions allow, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

Our ACL on loans was $3.4 million at March 31, 2024 and December 31, 2023 based upon ASU 2016-13 and its credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost, including loans, to be presented at the net amount expected to be collected, through an ACL that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires the measurement of all expected credit losses for loans held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, the ASU requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied at prior reporting dates are still permitted, though the inputs to those techniques have changed to reflect the full amount of expected credit losses. The Bank has selected the Weighted Average Remaining Maturity Model (“WARM” or "CECL model"), for the loss calculation of each of the Bank’s loan pools utilizing a third-party software application. The WARM uses a quarterly loss rate and future expectations of loan balances to calculate an ACL. A loss rate is applied to pool balances over time.

The effect of implementing this ASU was recorded as a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which was January 1, 2023. The adoption of the new standard resulted in a $295,000 decrease to our ACL which was offset by a $290,000 increase in the allowance for off-balance sheet commitments that are not unconditionally cancelable. The decrease in ACL was due to a reduced emphasis on qualitative factors under the CECL model as the underlying historical loss data of the selected peer group is more robust with broader time horizons as compared to our actual historical loss data used under the incurred loss methodology. Under the CECL model, subsequent changes in the ACL are recorded through a charge to the provision for credit losses in the statement of income as the amounts expected to be collected change.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses. As of March 31, 2024 and December 31, 2023, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was estimated not to exceed $103.7 million, or 25.6% of total deposits, and $102.5 million, or 25.3% of total deposits, respectively.

For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we began offering in late 2023 the CDARS® program, which allows us to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. We receive a like amount of deposits from other participating financial institutions. In addition, we offer the ICS™ program, an insured deposit “sweep” program for demand deposits which is a product offered by IntraFi Network, LLC, which is also the provider of the CDARS® program. Similarly to the certificates of deposit’s discussed above, we receive a like amount of deposits from other financial institutions and all customer deposits are insured by the FDIC. These “reciprocal” CDARS® and ICS deposits are classified as “brokered” deposits in regulatory reports and "core" deposits in our consolidated balance sheet. At March 31, 2024 our “reciprocal” CDARS® and ICS deposits were $-0- and $920,000, respectively. At December 31, 2023, our “reciprocal” CDARS® and ICS deposits were $-0- and $1.1 million, respectively.

Deposits increased $797,000, or 0.2%, to $405.6 million at March 31, 2024 from $404.8 million at December 31, 2023 primarily as a result of a $6.2 million increase in retail deposits offset by a $5.4 million decrease in commercial deposits. Core deposits (defined as deposits other than time deposits, including CDARS® and ICS deposits) decreased $1.8 million, or 0.6%, to $311.7 million at March 31, 2024 from $313.5 million at December 31, 2023. As of March 31, 2024, savings deposits decreased $360,000, money market deposits increased $1.2 million, NOW and demand deposits decreased $2.6 million and time deposits increased $2.6 million. There were $23.6 million of brokered deposits included in time deposits at March 31, 2024 and December 31, 2023.

Additionally, there were $21.2 million and $20.9 million of brokered deposits included in savings deposits at March 31, 2024 and December 31, 2023, respectively. Deposits from related parties totaled $11.9 million and $10.7 million at of March 31, 2024 and December 31, 2023, respectively.

Borrowings. Total borrowings increased $5.4 million, or 5.8%, to $98.4 million at March 31, 2024 from $93.0 million at December 31, 2023 in support of the Company’s investment and loan growth initiatives. Total borrowings include $78.4 million and $20.0 million from the FHLB and FRB at March 31, 2024, respectively, and $73.0 million and $20.0 million from the FHLB and FRB at December 31, 2023, respectively.

Total Stockholders’ Equity. Total stockholders’ equity decreased $1.9 million, or 2.8%, to $64.7 million at March 31, 2024 from $66.6 million at December 31, 2023. This decrease was due primarily to an other comprehensive loss of $923,000 related to net changes in unrealized holding losses in the available-for-sale securities portfolio as a result of changes in market interest rates during the three months ended March 31, 2024 and a net loss of $1.2 million for the three months ended March 31, 2024, partially offset by the recognition of $140,000 of previously unearned compensation.

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

Non-performing loans were $141,000 at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, non-performing loans consist of a residential mortgage loan and an associated home equity loan with outstanding balances totaling $141,000 and an estimated market value of $216,000. At March 31, 2024 and December 31, 2023, we had no foreclosed assets.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and March 31, 2023

Net (Loss) Income. Net loss was $(1.2) million for the three months ended March 31, 2024, compared to net income of $464,000 for the three months ended March 31, 2023, a decrease of $1.6 million, or 348.3%. The decrease was due primarily to a decrease in net interest and dividend income after (release) provision for credit losses of $255,000, a decrease in total non-interest income of $864,000 ($15,000 decrease excluding a one-time $849,000 gain on termination of interest rate swaps recognized during the three months ended March 31, 2023) and an increase in total non-interest expense of $175,000 and an increase in income tax expense of $322,000 during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Interest and Dividend Income. Total interest and dividend income increased $1.4 million, or 30.9%, to $6.1 million for the three months ended March 31, 2024 compared to $4.6 million for the three months ended March 31, 2023. This increase was due to a $532,000 increase in interest and dividend income on investments and a $902,000 increase in interest and fees on loans.

Average interest-earning assets increased $39.9 million, to $559.1 million for the three months ended March 31, 2024 from $519.2 million for the three months ended March 31, 2023. The weighted average annualized yield on interest earning-assets increased to 4.34% for the three months ended March 31, 2024 from 3.57% for the three months ended March 31, 2023 primarily due to an increase in market interest rates. The weighted average annualized yield for the loan portfolio increased to 4.40% for the three months ended March 31, 2024 from 3.79% for the three months ended March 31, 2023 due primarily to an increase in market interest rates. The weighted average annualized yield for all other interest-earning assets increased to 4.17% for the three months ended March 31, 2024 from 2.82% for the three months ended March 23, 2023 due primarily to an increase in market interest rates.

Interest Expense. Total interest expense increased $1.7 million, or 120.8%, to $3.2 million for the three months ended March 31, 2024 from $1.4 million for the three months ended March 31, 2023. Interest expense on deposits increased $1.4 million, or 246.4%, to $2.0 million for the three months ended March 31, 2024 from $586,000 for the three months ended March 31, 2023. The average balance of interest-bearing deposits increased $48.0 million, or 16.5%, to $338.8 million for the three months ended March 31, 2024 from $290.7 million for the three months ended March 31, 2023 primarily as a result of an increase in the average balance of money market deposits and an increase in the average balances of time deposits offset by a decrease in the average balances of NOW and demand deposits. The weighted average annualized rate of interest-bearing deposits increased to 2.39% for the three months ended March 31, 2024 from 0.79% for the three months ended March 31, 2023 primarily as a result of an increase in market interest rates.

Interest expense on borrowings increased $295,000 to $1.1 million for the three months ended March 31, 2024 from $854,000 for the three months ended March 31, 2023 primarily due to an increase in market interest rates. The average balance of borrowings increased $9.1 million, or 10.3%, to $97.4 million for the three months ended March 31, 2024 from $88.3 million for the three months ended March 31, 2023. The weighted average annualized rate of borrowings increased to 4.72% for the three months ended March 31, 2024 from 3.87% for the three months ended March 31, 2023 as a result of an increase in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income decreased $305,000, or 9.5%, to $2.9 million for the three months ended March 31, 2024 from $3.2 million for the three months ended March 31, 2023. This decrease was due to an increase of $57.0 million, or 15.0%, in the average balance of interest-bearing liabilities, consisting primarily of an increase in the average balance of interest-bearing deposits, during the three months ended March 31, 2024 offset by a $39.9 million, or 7.7%, increase in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans and taxable debt securities. Annualized net interest margin decreased to 2.07% for the three months ended March 31, 2024 from 2.46% for the three months ended March 31, 2023 due primarily to an increase in the average rate of interest-bearing deposits and borrowings offset by an increase in the average yield on interest-earning assets.

(Release) Provision for Credit Losses. Based on management’s analysis of the ACL, a $(20,000) release of credit losses was recorded for the three months ended March 31, 2024, compared to a $30,000 provision for credit losses expense for the three months ended March 31, 2023. The release of credit losses for the three months ended March 31, 2024 consisted of $-0- for the provision for credit losses on available-for-sale securities, a $30,000 for the provision for credit losses on loans and a $(50,000) release of credit losses on off-balance sheet credit exposures. The provision for credit losses expense for the three months ended March 31, 2023 consisted of $-0- for the provision for credit losses on loans and available-for-sale securities and $30,000 for the provision for credit losses for off-balance sheet credit exposures.

Non-Interest Income. Non-interest income decreased $864,000, or 74.4%, to $297,000 for the three months ended March 31, 2024 compared to $1.2 million for the three months ended March 31, 2023. The decrease in non-interest income during the three months ended March 31, 2024 was due primarily to a one-time $849,000 gain on termination of interest rate swaps recognized only during the three months ended March 31, 2023.

Non-Interest Expense. Non-interest expense increased $175,000, or 4.6%, to $4.0 million for the three months ended March 31, 2024 from $3.8 million for the three months ended March 31, 2023. The increase was primarily due to a $177,000 increase in professional fees and assessments and a $39,000 increase in deposit insurance fees, offset by a $50,000 decrease in salaries and employee benefits due to the adjustment of staffing levels reflecting the expected reduction in residential mortgage and commercial lending activity and a $56,000 decrease in data processing due to the favorable negotiation of a large vendor contract renewal.

Income Taxes. Income tax expense increased $322,000 to $362,000 for the three months ended March 31, 2024 from $40,000 for the three months ended March 31, 2023. The effective tax rate was 45.8% and 7.9% for the three months ended March 31, 2024 and 2023, respectively. (Loss) income before income tax expense was $(790,000) for the three months ended March 31, 2024 as compared to $504,000 for the three months ended March 31, 2023. The increase in income tax expense and effective tax rate for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due primarily to the adjustment of the valuation allowance for all deferred tax assets. Net deferred tax assets as of March 31, 2024, amounting to $6.9 million, were reduced by a 100% valuation allowance because management believes that it is more likely than not that the benefit of these deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income. The valuation allowance for these net deferred tax assets may be adjusted in the future if estimates of taxable income during the carryforward period are increased.

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

	For the Three Months Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$428,537	$4,710	4.40%	$401,866	$3,808	3.79%
Taxable debt securities	71,083	812	4.57%	49,625	282	2.27%
Non-taxable debt securities	51,614	440	3.41%	57,333	422	2.94%
Interest-bearing deposits with other banks	4,668	40	3.43%	7,152	60	3.36%
Federal Home Loan Bank stock	3,180	68	8.55%	3,237	64	7.91%
Total interest-earning assets	559,082	6,070	4.34%	519,213	4,636	3.57%
Non-interest-earning assets	12,472			16,888
Total assets	$571,554			$536,101
Interest-bearing liabilities:
NOW and demand deposits	$95,101	$130	0.55%	$106,817	$55	0.21%
Money market deposits	85,908	729	3.39%	60,648	176	1.16%
Savings deposits	64,947	332	2.04%	57,957	62	0.43%
Time deposits	92,809	837	3.61%	65,295	280	1.72%
Total interest-bearing deposits	338,765	2,028	2.39%	290,717	573	0.79%
Borrowings	97,405	1,149	4.72%	88,297	854	3.87%
Other	1,431	2	0.56%	1,586	13	3.28%
Total interest-bearing liabilities	437,601	3,179	2.91%	380,600	1,440	1.51%
Non-interest-bearing deposits	63,443			83,084
Other non-interest-bearing liabilities	4,529			3,312
Total liabilities	505,573			466,996
Total stockholders' equity	65,981			69,105
Total liabilities and stockholders' equity	$571,554			$536,101
Net interest income		$2,891			$3,196
Net interest rate spread (1)			1.43%			2.06%
Net interest-earning assets (2)	$121,481			$138,613
Net interest margin (3)			2.07%			2.46%
Average interest-earning assets to interest-bearing liabilities	127.76%			136.42%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

(4) Net deferred fee (expense) included in loan interest totaled $(81,000) and $(109,000) for the three months ended March 31, 2024 and 2023, respectively.

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

	Three Months Ended March 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$264	$638	$902
Taxable debt securities	159	371	530
Non-taxable debt securities	(45)	63	18
Interest-bearing deposits with other banks	(22)	1	(20)
Federal Home Loan Bank stock	(1)	5	4
Total interest-earning assets	355	1,079	1,434
Interest-bearing liabilities:
NOW and demand deposits	(6)	81	75
Money market deposits	98	455	553
Savings deposits	9	261	270
Time deposits	155	402	557
Total interest-bearing deposits	256	1,199	1,455
Borrowings	93	202	295
Other	(1)	(10)	(11)
Total interest-bearing liabilities	348	1,391	1,739
Change in net interest income	$7	$(312)	$(305)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. As of March 31, 2024 and December 31, 2023, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was an estimated value not exceeding $103.7 million, or 25.6% of total deposits, and $102.5 million, or 25.3% of total deposits, respectively. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the FHLB and FRB as supplemental sources of funds. At March 31, 2024 and December 31, 2023, we had $78.4 million and $73.0 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $66.4 million and $71.8 million, respectively. Additionally, at March 31, 2024 and December 31, 2023, we had an overnight line of credit with the FHLB for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At March 31, 2024 and December 31, 2023, there were no outstanding balances under any of these additional credit facilities.

The Bank has two secured credit facilities with the FRB – Bank Term Funding Program (“BTFP”) and Borrower-In-Custody of Collateral Program (“BIC”). The BTFP ceased extending new loans on March 11, 2024. At March 31, 2024 and December 31, 2023, we had $20.0 million outstanding in advances from the FRB secured by government-sponsored enterprise obligations, mortgage-backed securities and collateralized mortgage obligations issued by various U.S. Government agencies, owned as of March 12, 2023, December 31, 2023 and March 31, 2024. The interest rate is the one-year overnight index swap rate plus 10 basis points and fixed for the term of the advance – up to one year - on the day the advance is made. The advance matures on December 13, 2024 at a fixed annual interest rate of 4.89%. At March 31, 2024 and December 31, 2023, the Bank’s borrowing capacity is $49.5 million and $50.6 million, respectively, under the BIC and is based upon eligible collateral -principally general obligation municipal bonds. The entire balance of this credit facility was available at March 31, 2024 and December 31, 2023.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash used by operating activities was $70,000 and $361,000 for the three months ended March 31, 2024 and 2023, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchases, and the purchase of securities available-for-sale, offset by proceeds from the unwinding of interest rate swaps, principal collections on loans, proceeds from the sale, maturity and principal payments on securities available-for-sale, was $6.9 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. Net cash provided by financing activities, consisting primarily of proceeds from the sale of common stock, activity in deposit accounts and FHLB advances, was $7.6 million and $10.8 million for the three months ended March 31, 2024 and 2023, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of March 31, 2024. Our current strategy is to increase core deposits and utilize FHLB advances, as well as brokered deposits, to fund loan growth.

First Seacoast Bancorp, Inc. is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At March 31, 2024, the Company (on an unconsolidated basis) had liquid assets of $20.4 million.

At March 31, 2024, First Seacoast Bank exceeded all its regulatory capital requirements. See Note 12 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of March 31, 2024 and December 31, 2023:

As of March 31, 2024:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$33,666	$(30,938)	(47.9)%	7.3%	$(481)
300 bp	41,329	(23,275)	(36.0)	8.7	(346)
200 bp	49,204	(15,400)	(23.8)	10.0	(217)
100 bp	57,675	(6,929)	(10.7)	11.2	(90)
0	64,604	—	—	12.1	—
(100) bp	69,816	5,212	8.1	12.7	53
(200) bp	72,773	8,169	12.6	12.8	65
(300) bp	72,698	8,094	12.5	12.4	27
(400) bp	68,674	4,070	6.3	11.4	(71)

As of December 31, 2023:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$38,063	$(29,082)	(43.3)%	8.4%	$(434)
300 bp	45,307	(21,838)	(32.5)	9.6	(310)
200 bp	52,710	(14,435)	(21.5)	10.8	(194)
100 bp	60,749	(6,396)	(9.5)	11.9	(78)
0	67,145	—	—	12.7	—
(100) bp	72,043	4,898	7.3	13.2	45
(200) bp	74,730	7,585	11.3	13.2	49
(300) bp	74,371	7,226	10.8	12.7	4
(400) bp	67,366	221	0.3	11.3	(141)

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

The percent changes to NPV in the +100, +200, +300 and +400 bp changes in interest rates was -10.7%, -23.8%, -36.0% and -47.9%, respectively, at March 31, 2024 versus policy limits of -10.0%, -20.0%, -30.0% and -40.0%, respectively. These percent changes were due primarily to the continued migration of deposits during the three months ended March 31, 2024 from less interest-sensitive products such as NOW and demand deposits to products with greater interest rate sensitivity, i.e., money market and time deposits. The percent changes to NPV in the +200, +300 and +400 bp changes in interest rates was -21.5%, -32.5% and -43.3%, respectively, at December 31, 2023 versus policy limits of -20.0%, -30.0% and -40.0%, respectively. These percent changes were due primarily to the migration of deposits during 2023 from less interest-sensitive products such as NOW and demand deposits to products with greater interest rate sensitivity, i.e., money market and time deposits. We monitor our exposure to movements in interest rates regularly and discuss the implementation of strategies we believe will mitigate the negative impact of such movements.

Economic Value of Equity. Like most financial institutions, our profitability depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities adjusted for the value of off-balance sheet contracts, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate sensitive assets and liabilities in response to these movements. Factors such as inflation and instability in financial markets, among other factors beyond our control, may affect interest rates.

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of March 31, 2024 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 23.8% decrease in economic value of equity which was above the policy limit of 20%. At the same date, our analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Company would experience a 12.6% increase in the economic value of equity.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of March 31, 2024, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At March 31, 2024, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable, as First Seacoast Bancorp, Inc. is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company's common stock during the quarter ended March 31, 2024.

There were no sales of unregistered securities during the quarter ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended March 31, 2024, formatted in Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP, INC.

Date: May 10, 2024	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: May 10, 2024	/s/ Richard M. Donovan
Richard M. Donovan
Executive Vice President and Chief Financial Officer