Form 10-Q
period 2024-06-30
First Seacoast Bancorp, Inc.
filed 2024-08-09
CIK 1943802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, there were 4,780,764 outstanding shares of the Registrant's common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$25,374	$6,069
Securities available-for-sale, at fair value	125,943	121,854
Federal Home Loan Bank stock	2,498	2,986
Total loans	435,561	430,031
Less allowance for credit losses on loans	(3,451)	(3,390)
Net loans	432,110	426,641
Land, building and equipment, net	716	4,072
Bank-owned life insurance	4,704	4,663
Accrued interest receivable	2,503	2,294
Other assets	7,889	2,456
Total assets	$601,737	$571,035
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$72,453	$65,845
Interest bearing deposits	379,240	338,953
Total deposits	451,693	404,798
Advances from Federal Home Loan Bank	52,268	73,007
Advances from Federal Reserve Bank	20,000	20,000
Mortgagors’ tax escrow	654	640
Deferred compensation liability	2,273	2,071
Lease liabilities	7,325	587
Other liabilities	3,024	3,314
Total liabilities	537,237	504,417
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 5,192,612 issued and 4,841,445 outstanding at June 30, 2024; and 5,192,612 issued and 5,077,164 outstanding at December 31, 2023	52	52
Additional paid-in capital	52,757	52,642
Retained earnings	26,448	25,597
Accumulated other comprehensive loss	(7,153)	(5,944)
Treasury stock, at cost: 351,167 shares outstanding as of June 30, 2024 and 115,448 shares outstanding as of December 31, 2023	(3,537)	(1,381)
Unearned stock compensation	(4,067)	(4,348)
Total stockholders' equity	64,500	66,618
Total liabilities and stockholders' equity	$601,737	$571,035

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$4,835	$4,126	$9,545	$7,934
Interest on debt securities:
Taxable	939	360	1,791	702
Non-taxable	441	440	881	862
Total interest on debt securities	1,380	800	2,672	1,564
Dividends	63	67	131	131
Total interest and dividend income	6,278	4,993	12,348	9,629
Interest expense:
Interest on deposits	2,191	1,200	4,221	1,786
Interest on borrowings	1,063	811	2,212	1,665
Total interest expense	3,254	2,011	6,433	3,451
Net interest and dividend income	3,024	2,982	5,915	6,178
(Release) provision for credit losses	(16)	20	(36)	50
Net interest and dividend income after (release) provision for credit losses	3,040	2,962	5,951	6,128
Non-interest income:
Customer service fees	194	209	362	405
Gain on sale of loans	8	—	8	—
Gain on sale of land and buildings	2,522	—	2,522	—
Gain on termination of interest rate swaps	—	—	—	849
Income from bank-owned life insurance	21	20	41	40
Loan servicing fee income	13	23	24	38
Investment services fees	124	84	213	155
Other income	11	10	20	20
Total non-interest income	2,893	346	3,190	1,507
Non-interest expense:
Salaries and employee benefits	2,263	2,478	4,577	4,842
Director compensation	76	88	181	188
Occupancy expense	193	193	372	379
Equipment expense	97	118	202	227
Marketing	105	115	186	204
Data processing	360	397	695	788
Deposit insurance fees	122	73	220	132
Professional fees and assessments	263	318	652	530
Debit card fees	29	50	59	99
Employee travel and education expenses	46	51	78	94
Other expense	274	247	604	468
Total non-interest expense	3,828	4,128	7,826	7,951
Income (loss) before income tax expense (benefit)	2,105	(820)	1,315	(316)
Income tax expense (benefit)	102	(280)	464	(240)
Net income (loss)	$2,003	$(540)	$851	$(76)

Income (loss) per share:
Basic	$0.44	$(0.12)	$0.18	$(0.02)
Diluted (1)	$0.42	$(0.12)	$0.18	$(0.02)
Weighted Average Shares:
Basic	4,530,623	4,634,386	4,622,277	4,653,950
Diluted (1)	4,767,134	4,634,386	4,858,215	4,653,950

(1) Not adjusted for potentially dilutive shares for periods where a net loss was recognized. The three and six months ended June 30, 2023 excludes 32,393 of stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income (loss)	$2,003	$(540)	$851	$(76)
Other comprehensive loss, net of income taxes:
Securities available-for-sale:
Unrealized holding (losses) gains on securities available-for-sale arising during the period, net of income taxes of $(141), $(438), $(522) and $85, respectively	(384)	(1,186)	(1,417)	148
Reclassification adjustment for net amortization of bond premiums included in net income (loss), net of income taxes of $37, $68, $77 and $132, respectively	98	183	208	358
Total unrealized (loss) gain on securities available-for-sale	(286)	(1,003)	(1,209)	506
Derivatives:
Change in interest rate swaps, net of income taxes of $-0-, $-0-, $-0- and $(30), respectively	—	—	—	(82)
Reclassification adjustment for gains and net interest expense on swaps included in net income (loss), net of income taxes of $-0-, $-0-, $-0- and $(230), respectively	—	—	—	(619)
Total change in interest rate swaps	—	—	—	(701)
Other comprehensive loss	(286)	(1,003)	(1,209)	(195)
Comprehensive income (loss)	$1,717	$(1,543)	$(358)	$(271)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Balance March 31, 2024	5,077,164	$52	$52,698	$24,445	$(6,867)	$(1,381)	$(4,208)	$64,739
Net income	—	—	—	2,003	—	—	—	2,003
Other comprehensive loss	—	—	—	—	(286)	—	—	(286)
Treasury stock activity	(235,719)	—	—	—	—	(2,156)	—	(2,156)
Amortization of unearned stock compensation	—	—	62	—	—	—	102	164
ESOP shares earned - 3,839 shares	—	—	(3)	—	—	—	39	36
Balance June 30, 2024	4,841,445	$52	$52,757	$26,448	$(7,153)	$(3,537)	$(4,067)	$64,500

Balance December 31, 2023	5,077,164	$52	$52,642	$25,597	$(5,944)	$(1,381)	$(4,348)	$66,618
Net income	—	—	—	851	—	—	—	851
Other comprehensive loss	—	—	—	—	(1,209)	—	—	(1,209)
Treasury stock activity	(235,719)	—	—	—	—	(2,156)	—	(2,156)
Amortization of unearned stock compensation	—	—	124	—	—	—	204	328
ESOP shares earned - 7,678 shares	—	—	(9)	—	—	—	77	68
Balance June 30, 2024	4,841,445	$52	$52,757	$26,448	$(7,153)	$(3,537)	$(4,067)	$64,500

Balance March 31, 2023	5,075,138	$52	$52,500	$36,717	$(8,919)	$(1,377)	$(4,746)	$74,227
Net loss	—	—	—	(540)	—		—	(540)
Other comprehensive loss	—	—	—	—	(1,003)		—	(1,003)
Issuance of stock compensation	2,478	—	20	—	—	—	(20)	—
Amortization of unearned stock compensation	—	—	21	—	—	—	99	120
ESOP shares earned - 3,839 shares	—	—	(7)	—	—		39	32
Balance June 30, 2023	5,077,616	$52	$52,534	$36,177	$(9,922)	$(1,377)	$(4,628)	$72,836

Balance December 31, 2022(1)	5,068,540	$62	$26,768	$36,248	$(9,727)	$(1,377)	$(2,637)	$49,337
Net loss	—	—	—	(76)	—	—	—	(76)
Other comprehensive loss	—	—	—	—	(195)	—	—	(195)
Cumulative adjustment for change in accounting principle (ASU 2016-13)	—	—	—	5	—	—	—	5
Reorganization: Conversion of First Seacoast Bancorp, Inc. (net of costs of $2.4 million)	6,598	(10)	25,732	—	—	—	—	25,722
Purchase of 224,400 shares of common stock by the ESOP	—	—	—	—	—	—	(2,244)	(2,244)
Issuance of stock compensation	2,478	—	20	—	—	—	(20)	—
Amortization of unearned stock compensation	—	—	21	—	—	—	195	216
ESOP shares earned - 7,678 shares	—	—	(7)	—	—	—	78	71
Balance June 30, 2023	5,077,616	$52	$52,534	$36,177	$(9,922)	$(1,377)	$(4,628)	$72,836

(1) Adjusted for conversion of First Seacoast Bancorp, Inc.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$851	$(76)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Cumulative change in accounting principle (ASU 2016-13)	—	5
ESOP expense	68	71
Stock based compensation	328	216
Depreciation and amortization	218	242
Net amortization of bond premium	285	490
(Release) provision for credit losses	(36)	50
Gain on sale of loans	(8)	—
Gain on sale of land and buildings	(2,522)	—
Gain on termination of interest rate swaps	—	(849)
Proceeds from loans sold	394	—
Origination of loans sold	(386)	—
Increase in bank-owned life insurance	(41)	(40)
Decrease (increase) in deferred costs on loans	4	(98)
Deferred tax expense (benefit)	444	(269)
Increase in accrued interest receivable	(209)	(13)
(Increase) decrease in other assets	(5,216)	777
Increase in deferred compensation liability	202	140
Increase (decrease) in lease liabilities	5,202	(23)
Decrease in other liabilities	(1,049)	(1,347)
Net cash used by operating activities	(1,471)	(724)
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments received on securities available-for-sale	2,703	2,211
Purchase of securities available-for-sale	(8,903)	(5,774)
Purchase of property and equipment	(179)	(249)
Loan purchases	(774)	(802)
Loan originations and principal collections, net	(5,505)	(13,932)
Net loan recoveries (charge offs)	1	(2)
Net redemption (purchase) of Federal Home Loan Bank stock	488	(113)
Proceeds from sales of interest bearing time deposits with other banks	—	747
Proceeds from sale of land and buildings	7,395	—
Proceeds from termination of interest rate swaps	—	849
Net cash used by investing activities	(4,774)	(17,065)
Cash flows from financing activities:
Net increase (decrease) in NOW, demand deposits, money market and savings accounts	10,240	(4,729)
Net increase in time deposits	36,655	11,307
Increase (decrease) in mortgagors’ escrow accounts	14	(74)
Proceeds of finance lease	1,539	—
Principal payments on finance lease	(3)	—
Proceeds from sale of common stock, net	—	25,622
Common stock purchased by ESOP	—	(2,244)
Return of capital from conversion of First Seacoast Bancorp, Inc.	—	100
Treasury stock purchases	(2,156)	—
Net proceeds from short-term FHLB advances	—	1,200
Proceeds from long-term FHLB advances	25,401	—
Net payments on short-term FHLB advances	(20,340)	—
Payments on long-term FHLB advances	(25,800)	(15,000)
Net cash provided by financing activities	25,550	16,182
Net change in cash and cash equivalents	19,305	(1,607)
Cash and cash equivalents at beginning of period	6,069	8,250
Cash and cash equivalents at end of period	$25,374	$6,643

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$5,809	$3,319
Cash (received) paid for income taxes	(101)	21
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	(1,654)	723
Deferred taxes	445	(217)
Other comprehensive (loss) income	(1,209)	506
Effect of change in fair value of interest rate swaps:
Interest rate swaps	—	(961)
Deferred taxes	—	260
Other comprehensive loss	—	(701)
Cumulative fair value hedging adjustment - loans	(803)	278
Cumulative fair value hedging adjustment - securities available-for-sale	(172)	—
Effect of the adoption of ASU 2016-13:
Allowance for credit losses on loans	—	(295)
Other liabilities	—	290

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

On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a final adjusted purchase price of $324,000. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period. During the three months ended June 30, 2024 and 2023, $8,000 and $5,000 of amortization expense was recorded in other expense, respectively. During the six months ended June 30, 2024 and 2023, $16,000 and $14,000 of amortization expense was recorded in other expense, respectively. Customer list intangible balances included in other assets are $231,000 and $247,000 as of June 30, 2024 and December 31, 2023, respectively.

Recent Accounting Pronouncements Yet To Be Adopted

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of June 30, 2024, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.235 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering (which will be December 31, 2024 for the Company); (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

In March 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-02, “Codification Improvements,” which amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025 and is not expected to have a material impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes- Improvements to Income Tax Disclosures", which will require enhancements and further transparency to various income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 becomes effective for annual periods beginning after December 15, 2024 on a prospective basis. Retrospective application for all periods presented is permitted. Early adoption is also permitted. We are currently evaluating the effect this standard will have on our disclosures.

2.
Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses for which an allowance for credit losses has not been recorded, are as follows as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises ("GSE") obligations	$1,655	$—	$(276)	$1,379
U.S. Government agency small business administration pools guaranteed by the SBA	15,273	—	(976)	14,297
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	9,559	36	(532)	9,063
Residential mortgage-backed GSE securities	41,842	430	(4,004)	38,268
Municipal bonds	56,786	614	(4,200)	53,200
Corporate debt	500	—	(4)	496
Corporate subordinated debt	10,116	68	(944)	9,240
	$135,731	$1,148	$(10,936)	$125,943

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises ("GSE") obligations	$1,668	$—	$(270)	$1,398
U.S. Government agency small business administration pools guaranteed by the SBA	16,410	36	(863)	15,583
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	2,958	—	(484)	2,474
Residential mortgage-backed GSE securities	41,186	653	(3,618)	38,221
Municipal bonds	57,192	1,087	(3,587)	54,692
Corporate debt	500	—	(8)	492
Corporate subordinated debt	10,074	3	(1,083)	8,994
	$129,988	$1,779	$(9,913)	$121,854

The amortized cost and fair values of securities available-for-sale at June 30, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,800	$1,800
Due after one year through five years	500	496
Due after five years through ten years	10,917	9,676
Due after ten years	55,840	52,343
Total U.S. Government-sponsored enterprises obligations ("GSE"), municipal bonds, corporate debt and corporate subordinated debt	69,057	64,315
U.S. Government agency small business pools guaranteed by the SBA(1)	15,273	14,297
Collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA(1)	9,559	9,063
Residential mortgage-backed GSE securities(1)	41,842	38,268
Total	$135,731	$125,943

(1) Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2024 and December 31, 2023.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2024
U.S. Government sponsored enterprises ("GSE") obligations	—	$—	$—	3	$1,379	$(276)	$1,379	$(276)
U.S. Government agency small business administration pools guaranteed by the SBA	10	9,606	(147)	5	3,765	(829)	13,371	(976)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	2	2,958	(24)	4	2,349	(508)	5,307	(532)
Residential mortgage- backed GSE securities	9	8,547	(71)	24	15,211	(3,933)	23,758	(4,004)
Municipal bonds	5	3,597	(108)	50	30,206	(4,092)	33,803	(4,200)
Corporate debt	—	—	—	1	496	(4)	496	(4)
Corporate subordinated debt	—	—	—	5	4,577	(944)	4,577	(944)
	26	$24,708	$(350)	92	$57,983	$(10,586)	$82,691	$(10,936)
December 31, 2023
U.S. Government sponsored enterprises ("GSE") obligations	—	$—	$—	3	$1,398	$(270)	$1,398	$(270)
U.S. Government agency small business administration pools guaranteed by the SBA	8	8,432	(75)	5	3,899	(788)	12,331	(863)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	—	—	—	4	2,474	(484)	2,474	(484)
Residential mortgage- backed GSE securities	5	4,806	(53)	23	15,347	(3,565)	20,153	(3,618)
Municipal bonds	1	1,941	(10)	49	30,729	(3,577)	32,670	(3,587)
Corporate debt	—	—	—	1	492	(8)	492	(8)
Corporate subordinated debt	4	4,080	(82)	4	4,029	(1,001)	8,109	(1,083)
	18	$19,259	$(220)	89	$58,368	$(9,693)	$77,627	$(9,913)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2024, the Company had 118 securities available-for-sale in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on securities available-for-sale as of June 30, 2024.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on securities available-for-sale were as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Proceeds from sales, maturities and principal payments received on securities available-for-sale	$1,445	$1,173	$2,703	$2,211
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
Net realized gains	$—	$—	$—	$—

At June 30, 2024 and December 31, 2023, $72.3 million and $74.1 million of securities available-for-sale were pledged as collateral for the Company's Bank Term Funding Program and Borrower-In-Custody secured credit facilities, respectively (see Note 6 Borrowings for more information). As of June 30, 2024 and December 31, 2023, there were no holdings of securities of any issuer, other than the SBA, FHLMC, GNMA and FNMA, whose aggregate carrying value exceeded 10% of stockholders’ equity.

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

Loans consisted of the following at June 30, 2024 and December 31, 2023:

	2024	2023
	(Dollars in thousands)
Commercial real estate (CRE)	$86,033	$86,566
Multifamily (MF)	10,261	7,582
Commercial and industrial (C+I)	23,531	25,511
Acquisition, development, and land (ADL)	13,296	17,520
1-4 family residential (RES)	274,652	268,943
Home equity line of credit (HELOC)	16,452	14,093
Consumer (CON)	11,336	9,816
Total loans	435,561	430,031
Allowance for credit losses on loans	(3,451)	(3,390)
Total loans, net	$432,110	$426,641

Allowance for Credit Losses on Loans ("ACL")

Effective January 1, 2023, the Company adopted the new accounting standard for credit losses, ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended ("ASU 2016-13"). This new accounting standard, commonly referred to as "CECL," significantly changed the methodology for accounting for reserves on loans and unfunded off-balance sheet ("OBS") credit exposures, including certain unfunded loan commitments and standby guarantees. ASU 2016-13 replaced the "incurred loss" methodology used to establish an allowance on loans and off-balance sheet credit exposures, with an "expected loss" approach. Under CECL, the ACL at each reporting period serves as a best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date. Upon adoption of CECL, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the balance sheet on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income. The Company has a policy in place to write-off accrued interest when a loan is placed on non-accrual. Accrued interest is written-off by reversing previously recorded interest income. For loans, write-off typically occurs when a loan has been in default for 90 days or more. An immaterial amount of accrued interest on non-accrual loans was written off during the three and six months ended June 30, 2024 and 2023, by reversing interest income. Historically, the Company has not experienced uncollectible accrued interest receivable on its securities available-for-sale.

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

The significant key assumptions used with the ACL calculation at June 30, 2024 and December 31, 2023 using the CECL methodology, included:

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

The following table illustrates the impact of the adoption of ASU 2016-13:

	January 1, 2023
	As reported under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(Dollars in thousands)
ASSETS
Allowance for credit losses on loans:
Commercial real estate (CRE)	$788	$942	$(154)
Multifamily (MF)	55	54	1
Commercial and industrial (C+I)	273	184	89
Acquisition, development, and land (ADL)	120	138	(18)
1-4 family residential (RES)	1,847	2,048	(201)
Home equity line of credit (HELOC)	88	81	7
Consumer (CON)	114	100	14
Unallocated	1	34	(33)
Allowance for credit losses on loans	$3,286	$3,581	(295)
LIABILITIES
Allowance for credit losses on OBS credit exposures	$308	$18	$290
STOCKHOLDERS' EQUITY
Retained earnings	$36,253	$36,248	$5

Changes in the ACL for the three and six months ended June 30, 2024 and 2023, under the CECL model, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, March 31, 2024	$745	$75	$251	$80	$1,600	$169	$372	$128	$3,420
(Release) provision for credit losses on loans	—	32	(17)	(10)	8	2	69	(54)	30
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Balance, June 30, 2024	$745	$107	$234	$70	$1,608	$171	$442	$74	$3,451

Balance, December 31, 2023	$830	$76	$236	$105	$1,601	$156	$357	$29	$3,390
(Release) provision for credit losses on loans	(85)	31	(2)	(35)	7	15	84	45	60
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Balance, June 30, 2024	$745	$107	$234	$70	$1,608	$171	$442	$74	$3,451

Balance, March 31, 2023	$725	$49	$281	$96	$1,904	$88	$119	$25	$3,287
(Release) provision for credit losses on loans	81	—	(4)	(26)	6	(3)	(7)	(12)	35
Charge-offs	—	—	—	—	—	—	(4)	—	(4)
Recoveries	—	—	—	—	—	—	1	—	1
Balance, June 30, 2023	$806	$49	$277	$70	$1,910	$85	$109	$13	$3,319

Balance, December 31, 2022, Prior to Adoption of ASC 326	$942	$54	$184	$138	$2,048	$81	$100	$34	$3,581
Impact of adopting ASC 326	(154)	1	89	(18)	(201)	7	14	(33)	(295)
(Release) provision for credit losses on loans	18	(6)	4	(50)	63	(3)	(3)	12	35
Charge-offs	—	—	—	—	—	—	(4)	—	(4)
Recoveries	—	—	—	—	—	—	2	—	2
Balance, June 30, 2023	$806	$49	$277	$70	$1,910	$85	$109	$13	$3,319

Changes in the ACL for the three months ended June 30, 2024 consisted of a $(16,000) release of credit losses compared to a $20,000 provision for credit losses expense for the three months ended June 30, 2023. The release of credit losses for the three months ended June 30, 2024 consisted of a $30,000 provision for credit losses on loans and a $(46,000) release of credit losses for off-balance sheet credit exposures. The provision for credit losses expense for the three months ended June 30, 2023 consisted of a $35,000 provision for credit losses on loans and a $(15,000) release of credit losses for off-balance sheet credit exposures. Changes in the ACL for the six months ended June 30, 2024 consisted of a $(36,000) release of credit losses compared to a $50,000 provision for credit losses expense for the six months ended June 30, 2023. The release of credit losses for the six months ended June 30, 2024 consisted of a $60,000 provision for credit losses on loans and a $(96,000) release of credit losses for off-balance sheet credit exposures. The provision for credit losses expense for the six months ended June 30, 2023 consisted of a $35,000 provision for credit losses on loans and a $15,000 provision for credit losses for off-balance sheet credit exposures.

The following is an aging analysis of past due loans by portfolio segment as of June 30, 2024 and December 31, 2023, including non-accrual loans without an ACL:

June 30, 2024:
(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$233	$—	$—	$233	$85,800	$86,033	$—
MF	—	—	—	—	10,261	10,261	—
C+I	—	—	—	—	23,531	23,531	—
ADL	—	—	—	—	13,296	13,296	—
RES	—	—	127	127	274,525	274,652	127
HELOC	440	—	14	454	15,998	16,452	14
CON	—	14	—	14	11,322	11,336	—
	$673	$14	$141	$828	$434,733	$435,561	$141

December 31, 2023:
(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$86,566	$86,566	$—
MF	—	—	—	—	7,582	7,582	—
C+I	—	—	—	—	25,511	25,511	—
ADL	—	—	—	—	17,520	17,520	—
RES	—	131	—	131	268,812	268,943	127
HELOC	—	—	14	14	14,079	14,093	14
CON	—	—	—	—	9,816	9,816	—
	$—	$131	$14	$145	$429,886	$430,031	$141

The Company's collateral-dependent non-accrual RES and HELOC loans with one borrower had an amortized cost basis of $141,000 at June 30, 2024 and December 31, 2023, and was secured by real estate with an appraised value of $216,000. The property was sold on July 19, 2024 and all outstanding balances were repaid. There was no significant change in the extent to which the collateral secures the loan. Interest income recognized on non-accrual loans during three and six months ended June 30, 2024 and 2023 was $-0-. There were no loans past due over 90 days still accruing interest at June 30, 2024 and December 31, 2023. There were no loans collateralized by residential real estate property in the process of foreclosure at June 30, 2024 and December 31, 2023.

There were no loans modified for borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification, if applicable. The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. Because the effect of most modifications made to borrowers experiencing financial difficulty would already be included in the ACL as a result of the measurement methodologies used to estimate the allowance, a change in the ACL is generally not recorded upon modification.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on its commercial and industrial, commercial real estate, acquisition, development and land loans and multifamily loans. On a periodic basis, the Company engages an independent third party to review a significant portion of loans within these segments and to assess the credit risk management practices of its commercial lending department. Management uses the results of these reviews as part of its annual review process, adequacy of the ACL on loans and overall credit risk administration. Also, to reduce the level of credit administration on small commercial loan relationships, the Company has established a reduced credit administration process for commercial relationships less than $500,000 with a risk rating of 5 or better. These relationships are monitored based upon performance standards by the assigned lending officer.

On a quarterly basis, the Company formally reviews the ratings on its applicable residential real estate and home equity loans if they have become classified as non-accrual. Criteria used to determine ratings consist of loan-to-value ratios and days delinquent.

Based upon the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of June 30, 2024 and December 31, 2023:

June 30, 2024:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$3,612	$7,020	$13,176	$10,555	$1,984	$18,430	$31,022	$—	$85,799
Special mention	—	—	—	—	—	234	—	—	234
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	3,612	7,020	13,176	10,555	1,984	18,664	31,022	—	86,033
MF:
Risk rating:
Pass	—	1,850	138	5,070	1,057	1,825	321	—	10,261
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	1,850	138	5,070	1,057	1,825	321	—	10,261
C+I:
Risk rating:
Pass	2,299	5,303	5,737	2,024	2,634	2,962	2,572	—	23,531
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	2,299	5,303	5,737	2,024	2,634	2,962	2,572	—	23,531
ADL:
Risk rating:
Pass	2,007	9,476	316	1,497	—	—	—	—	13,296
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	2,007	9,476	316	1,497	—	—	—	—	13,296
RES:
Risk rating:
Pass	7,071	23,597	43,295	66,041	48,165	86,356	—	—	274,525
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	127	—	—	127
Total RES	7,071	23,597	43,295	66,041	48,165	86,483	—	—	274,652
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	16,438	—	16,438
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	14	—	14
Total HELOC	—	—	—	—	—	—	16,452	—	16,452
CON:
Risk rating:
Pass	2,199	2,711	2,887	1,897	1,398	244	—	—	11,336
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CON	2,199	2,711	2,887	1,897	1,398	244	—	—	11,336
Total	$17,188	$49,957	$65,549	$87,084	$55,238	$110,178	$50,367	$—	$435,561

December 31, 2023:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$7,552	$10,849	$11,977	$2,268	$2,724	$18,713	$32,244	$—	$86,327
Special mention	—	—	—	—	—	239	—	—	239
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	7,552	10,849	11,977	2,268	2,724	18,952	32,244	—	86,566
MF:
Risk rating:
Pass	—	145	5,157	1,081	—	852	347	—	7,582
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	145	5,157	1,081	—	852	347	—	7,582
C+I:
Risk rating:
Pass	5,745	6,580	4,151	2,875	1,537	1,917	2,704	—	25,509
Special mention	—	—	2	—	—	—	—	—	2
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	5,745	6,580	4,153	2,875	1,537	1,917	2,704	—	25,511
ADL:
Risk rating:
Pass	10,511	4,048	1,507	—	1,454	—	—	—	17,520
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	10,511	4,048	1,507	—	1,454	—	—	—	17,520
RES:
Risk rating:
Pass	19,533	43,517	64,226	50,675	20,021	70,844	—	—	268,816
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	127	—	—	127
Total RES	19,533	43,517	64,226	50,675	20,021	70,971	—	—	268,943
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	14,079	—	14,079
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	14	—	14
Total HELOC	—	—	—	—	—	—	14,093	—	14,093
CON:
Risk rating:
Pass	2,902	3,145	1,966	1,512	215	76	—	—	9,816
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CON	2,902	3,145	1,966	1,512	215	76	—	—	9,816
Total	$46,243	$68,284	$88,986	$58,411	$25,951	$92,768	$49,388	$—	$430,031

Certain directors and executive officers of the Company and entities in which they have significant ownership interests are customers of the Bank. Loans outstanding to these persons and entities at June 30, 2024 and December 31, 2023 were $4.8 million and $5.2 million, respectively.
4.
Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $32.2 million and $33.9 million at June 30, 2024 and December 31, 2023, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 15, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee income in the Company’s consolidated statements of income (loss).

The Company’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing income, including late and ancillary fees, was $13,000 and $23,000 for the three months ended June 30, 2024 and 2023, respectively, and $24,000 and $38,000 for the six months ended June 30, 2024 and 2023, respectively. The Company's residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Company’s market areas.

The following summarizes activity in mortgage servicing rights for the three and six months ended June 30, 2024 and 2023:

(Dollars in thousands)	2024	2023
Balance, March 31,	$329	$349
Additions	—	—
Payoffs	(6)	—
Change in fair value due to change in assumptions	(2)	1
Balance, June 30,	321	350

Balance, January 1,	339	357
Additions	—	—
Payoffs	(7)	(3)
Change in fair value due to change in assumptions	(11)	(4)
Balance, June 30,	$321	$350

5.
Deposits

Deposits consisted of the following at June 30, 2024 and December 31, 2023:

(Dollars in thousands)	June 30, 2024	December 31, 2023
NOW and demand deposits	$168,566	$163,316
Money market deposits	76,327	85,364
Savings deposits	78,850	64,823
Time deposits of greater than $250,000	18,404	17,107
Time deposits less than $250,000	109,546	74,188
	$451,693	$404,798

At June 30, 2024, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2024	$47,160
2025	43,150
2026	36,728
2027	593
2028	224
2029	95
$127,950

There were $56.7 million and $23.6 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at June 30, 2024 and December 31, 2023, respectively. Additionally, there were $21.5 million and $20.9 million of brokered deposits included in savings deposits at June 30, 2024 and December 31, 2023, respectively. Reciprocal deposits were $729,000 and $1.1 million at June 30, 2024 and December 31, 2023, respectively.

Deposits from related parties totaled $11.4 million and $10.7 million at of June 30, 2024 and December 31, 2023, respectively.

6.
Borrowings

Federal Home Loan Bank (“FHLB”)

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities, in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $93.1 million and $71.8 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

A summary of borrowings from the FHLB is as follows:

	June 30, 2024
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$520	2025	0.00% – fixed
50,000	2026	4.38% to 4.75% – fixed
718	2028	0.00% – fixed
400	2029	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$52,268

	December 31, 2023
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$21,139	2024	0.00% to 5.53% – fixed
520	2025	0.00% – fixed
50,000	2026	4.38% to 4.48% – fixed
718	2028	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$73,007

Included in the above borrowings from the FHLB at June 30, 2024 is a $25.0 million long-term advance, with an interest rate of 4.75%, which is callable by the FHLB on October 29, 2024 and quarterly thereafter. Included in the above borrowings from the FHLB at June 30, 2024 and December 31, 2023 is a $25.0 million long-term advance, with an interest rate of 4.38%, which is callable by the FHLB on December 8, 2025 and quarterly thereafter. As of June 30, 2024 and December 31, 2023 borrowings from the FHLB also include $2.3 million and $2.7 million, respectively, of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran-owned businesses, or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

At June 30, 2024 and December 31, 2023, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, the Bank had a total of $5.0 million of unsecured Fed Funds borrowing lines of credit with two correspondent banks. The entire balance of all these credit facilities was available at June 30, 2024 and December 31, 2023.

Federal Reserve Bank of Boston (“FRB”)

The Bank has established two secured credit facilities with the FRB – Bank Term Funding Program (“BTFP”) and Borrower-In-Custody of Collateral Program (“BIC”). As of June 30, 2024 and December 31, 2023, a $20.0 million BTFP advance is outstanding and collateralized by eligible collateral consisting primarily of government-sponsored enterprise obligations, mortgage-backed securities and collateralized mortgage obligations issued by various U.S. Government agencies, owned as of March 12, 2023, December 31, 2023, and June 30, 2024. The advance matures on December 13, 2024 at a fixed annual rate of 4.89%. The interest rate for term advances under the BTFP are based upon the one-year overnight index swap rate plus 10 basis points and fixed for the term of the advance – up to one year - on the day the advance is made. Advances under the BIC would be collateralized by eligible collateral - principally general obligation municipal bonds. The entire $49.5 million borrowing capacity of the BIC was available at June 30, 2024. No further advances can be requested under the BTFP after March 11, 2024.

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

In the ordinary course of business, the Company may be subject to various legal proceedings. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings will not be material to the consolidated balance sheet or consolidated statements of income (loss).

Notional amounts of financial instruments with off-balance sheet credit risk are as follows as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Unadvanced portions of loans	$40,310	$46,175
Commitments to originate loans	27,933	34,074
Standby letters of credit	125	125

The Company records an ACL for off-balance sheet credit exposures that are not unconditionally cancelable through a charge to the (release) provision for credit losses on the Company’s consolidated statements of income (loss). At June 30, 2024 and December 31, 2023 the ACL for off-balance sheet credit exposures totaled $295,000 and $391,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The release of credit losses for off-balance sheet credit exposures for the three and six months ended June 30, 2024 was $(46,000) and $(96,000), respectively. The (release) provision for credit losses for off-balance sheet credit exposures for the three and six months ended June 30, 2023 was $(15,000) and $15,000, respectively.

8.
Employee Benefits

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended June 30, 2024 and 2023 were $53,000 and $48,000, respectively, and $113,000 and $104,000 for the six months ended June 30, 2024 and 2023, respectively.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and its former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at June 30, 2024 and December 31, 2023 relating to this supplemental retirement plan was $781,000 and $735,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 3%. The expense of this salary retirement plan was $36,000 and $33,000 for the three months ended June 30, 2024 and 2023, respectively, and $73,000 and $66,000 for each of the six months ended June 30, 2024 and 2023, respectively.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2024 and December 31, 2023 relating to this plan was $581,000. The discount rate used to determine the Company’s obligation was 6.25% at June 30, 2024 and December 31, 2023. Total supplemental retirement plan expense amounted to $15,000 and $19,000 for the three months ended June 30, 2024 and 2023, respectively, and $30,000 and $38,000 for the six months ended June 30, 2024 and 2023, respectively.

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

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At June 30, 2024 and December 31, 2023, the total deferred directors' fees amounted to $874,000 and $718,000, respectively.

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

The ESOP funded its purchase of 423,715 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2047. At June 30, 2024 and December 31, 2023, the remaining principal balance on the ESOP debt was $4.2 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2024 and 2023 was $36,000 and $32,000, respectively, and $68,000 and $70,000 for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, total unearned compensation for the ESOP was $3.9 million and $4.0 million, respectively.

	June 30, 2024	December 31, 2023
Shares held by the ESOP include the following:
Allocated	55,218	39,864
Committed to be allocated	7,678	15,354
Unallocated	360,819	368,497
Total	423,715	423,715

The fair value of unallocated shares was approximately $3.2 million and $2.8 million at June 30, 2024 and December 31, 2023, respectively.

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

On May 25, 2023, 249,144 incentive and non-statutory stock options to purchase shares of common stock were granted to directors for their services on the board of directors and certain members of management. The Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. Since it was determined that the Company lacked sufficient historical closing stock prices, the expected volatility assumption was based upon a combination of actual historical volatility combined with the historical volatility developed for comparable companies. Also, since the Company lacked the appropriate historical data, the expected term of the option was calculated using the simplified method. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated grant date fair value of each option is expensed as employee benefits expense ratably over the vesting period. The expense recognized for this equity incentive plan was $63,000 and $21,000 for the three months ended June 30, 2024 and 2023, respectively, which provided a tax benefit of $18,000 and $6,000, respectively. The expense recognized for this equity incentive plan was $125,000 and $21,000 for the six months ended June 30, 2024 and 2023, respectively, which provided a tax benefit of $36,000 and $6,000, respectively. At June 30, 2024 and December 31, 2023, total unrecognized compensation expense for this equity incentive plan was $473,000 and $598,000, respectively, with a 1.9 and 2.4 year weighted average future recognition period, respectively.

A summary of non-vested stock options outstanding as of June 30, 2024 and December 31, 2023 and changes during the periods then ended is presented below:

	Three and Six Months Ended June 30, 2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Non-vested at beginning of period	249,144	$8.06	9.4	$—
Granted	—	—	—	—
Vested	(83,048)	8.06	—	—
Forfeited	—	—	—	—
Non-vested at end of period	166,096	$8.06	8.9	$234

	Year Ended December 31, 2023
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Non-vested at beginning of period	—	$—	—	$—
Granted	249,144	8.06	9.4	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested at end of period	249,144	$8.06	9.4	$—

Date of grant	5/25/2023
Options granted	249,144
Exercise price	$8.06
Vesting period(1)	3 years
Expiration date	5/25/2033
Expected volatility	27.8%
Expected term	6.5 years
Expected dividend yield	0%
Expected forfeiture rate	0%
Risk free interest rate	3.9%
Fair value per option	$3.00
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

A summary of non-vested restricted shares outstanding as of June 30, 2024 and December 31, 2023 and changes during the periods then ended is presented below:

	Three and Six Months Ended June 30, 2024
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of period	33,629	$11.80
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at end of period	33,629	$11.80

	Year Ended December 31, 2023
Restricted stock:
Non-vested at beginning of year	64,785	$11.95
Granted	2,478	7.99
Vested	(33,634)	11.80
Forfeited	—	—
Non-vested at end of year	33,629	$11.80

The expense recognized for this equity incentive plan was $102,000 and $99,000, for the three months ended June 30, 2024 and 2023, respectively, and $204,000 and $195,000, for the six months ended June 30, 2024 and 2023, respectively, which provided a tax benefit of $27,000 and $26,000, for the three months ended June 30, 2024 and 2023, respectively, and $54,000 and $51,000 for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, total unrecognized compensation expense for this equity incentive plan was $146,000 and $350,000, respectively, with a 0.4 and 0.9 year weighted average future recognition period, respectively.

10.
Leases

The Company’s lease arrangements consist of operating and finance leases; however, the majority of the leases have been classified as non-cancellable operating leases and are primarily for real estate and equipment leases with remaining lease terms of up to 15 years.

The Company adopted ASU 2016-02 – Leases (Topic 842) – on January 1, 2022 and began recognizing its operating leases on its consolidated balance sheet by recording a net lease liability, representing the Company’s legal obligation to make these lease payments, and a Right-Of-Use (“ROU”) asset, representing the Company’s legal right to use the leased assets. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any sub-lease agreements.

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

On June 11, 2024, the Bank entered into and closed on an agreement for the purchase and sale of four properties formerly owned and operated by the Bank, which included four branches (three with an adjacent drive thru) and a parking lot, each adjacent to a sold branch, to a single purchaser, for an aggregate cash purchase price of $7.5 million. Concurrently with the sale-leaseback transaction, the Bank entered into an absolute net lease agreement with the purchaser under which the Bank will lease the properties for an initial term of 15 years with one renewal option of 15 years. The lease agreement includes a 2.5% annual rent escalation during the initial term and during the renewal term, if exercised. The sale-leaseback transaction resulted in a pre-tax gain of $2.5 million for the three and six months ended June 30, 2024, included in non-interest income in the accompanying consolidated statements of income (loss). The Company recorded an operating lease ROU asset and corresponding operating lease liability of $5.3 million, which primarily drove the increase in ROU assets and lease liabilities at June 30, 2024 (included in other assets and other liabilities), compared to December 31, 2023. Additionally, the Company recorded a $1.5 million finance lease liability related to this agreement representing the portion of the gain not eligible for immediate recognition. The Company's obligation under this operating lease expires in June 2039 and has future lease payments of $9.4 million as of June 30, 2024. Total lease expense for this operating lease was $29,000 and $-0- for the three and six months ended June 30, 2024 and 2023, respectively.

During 2023, the Company completed a conversion of all of its branch ATMs from owned equipment to leased equipment and recognized a $2,000 loss on the disposition of all ATM-related equipment. The Company's obligation under the operating lease related to these ATMs expires in August 2030 and has future lease payments of $471,000 as of June 30, 2024. Total lease expense under the operating lease related to these ATMs was $19,000 and $-0- for the three months ended June 30, 2024 and 2023, respectively, and $38,000 and $-0- for the six months ended June 30, 2024 and 2023, respectively.

The Company's obligation under an operating lease related to a branch not included in the sale-leaseback transaction expires in August 2027 and has future lease payments of $132,000 as of June 30, 2024. Total lease expense for this obligation was $10,000 and $9,000 for the three months ended June 30, 2024 and 2023, respectively, and $19,000 and $18,000 for the six months ended June 30, 2024 and 2023, respectively. This lease agreement contains clauses calling for escalation of minimum lease payments contingent on increases in LIBOR, or a similar replacement index, and the consumer price index.

The following tables summarize information related to the Company’s lease portfolio and other supplemental lease information as of and for the periods ended:

	June 30, 2024		December 31, 2023
	Operating	Finance	Operating	Finance
	(Dollars in thousands)		(Dollars in thousands)
ROU assets	$5,789	$—	$587	$—
Lease liabilities	5,789	1,536	587	—
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)	14.11	15.00	5.85	—
Weighted-average discount rate(1)	7.80%	8.12%	4.79%	—

(1) A lease implicit rate or incremental borrowing rate is used based on information available at commencement date of lease.

	The three months ended June 30,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36	$12
Operating cash flows from finance lease	3	—
Financing cash flows from finance lease	1,539	—
ROU assets obtained in exchange for lease obligations:
Operating leases	5,263	—
Net operating lease cost	36	12
Finance lease cost:
Amortization of right-of-use assets	3	—
Interest on lease liabilities	6	—
Total lease cost	$45	$12

	The six months ended June 30,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$61	$23
Operating cash flows from finance lease	3	—
Financing cash flows from finance lease	1,539	—
ROU assets obtained in exchange for lease obligations:
Operating leases	5,263	—
Net operating lease cost	61	23
Finance lease cost:
Amortization of right-of-use assets	3	—
Interest on lease liabilities	6	—
Total lease cost	$70	$23

The total minimum lease payments due in future periods for lease agreements in effect at June 30, 2024 were as follows:

As of June 30, 2024	Future Minimum Lease Payments
(Dollars in thousands)	Operating	Finance
Remainder of 2024	$323	$154
2025	654	158
2026	666	162
2027	666	166
2028	651	170
Thereafter	7,038	1,936
Total minimum lease payments	9,998	2,746
Less: interest	(4,209)	(1,210)
Total lease liability	$5,789	$1,536

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

	Three Months Ended June 30,
Reclassification Adjustments	2024	2023	Affected Line Item in Consolidated Statements of Income (Loss)
	(Dollars in thousands)
Net amortization of bond premiums	$135	$251	Interest on debt securities
Tax effect	(37)	(68)	Income tax expense (benefit)
Total reclassification adjustments	$98	$183	Net income (loss)

	Six Months Ended June 30,
Reclassification Adjustments	2024	2023	Affected Line Item in Consolidated Statements of Income (Loss)
	(Dollars in thousands)
Net amortization of bond premiums	$285	$490	Interest on debt securities
Tax effect	(77)	(132)	Income tax expense (benefit)
	208	358	Net income (loss)
Gain on termination of interest rate swaps	—	(849)	Gain on termination of interest rate swaps
Tax effect	—	230	Income tax expense (benefit)
	—	(619)	Net income (loss)
Total reclassification adjustments	$208	$(261)

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized (Losses) Income on AFS Securities(1)	Net Unrealized Losses on Cash Flow Hedges(1)	AOCI(1)
Balance at March 31, 2024	$(6,867)	$—	$(6,867)
Other comprehensive loss before reclassification	(384)	—	(384)
Amounts reclassified from AOCI	98	—	98
Other comprehensive loss	(286)	—	(286)
Balance at June 30, 2024	$(7,153)	$—	$(7,153)

Balance at March 31, 2023	$(8,919)	$—	$(8,919)
Other comprehensive loss before reclassification	(1,186)	—	(1,186)
Amounts reclassified from AOCI	183	—	183
Other comprehensive loss	(1,003)	—	(1,003)
Balance at June 30, 2023	$(9,922)	$—	$(9,922)

Balance at December 31, 2023	$(5,944)	$—	$(5,944)
Other comprehensive loss before reclassification	(1,417)	—	(1,417)
Amounts reclassified from AOCI	208	—	208
Other comprehensive loss	(1,209)	—	(1,209)
Balance at June 30, 2024	$(7,153)	$—	$(7,153)

Balance at December 31, 2022	$(10,428)	$701	$(9,727)
Other comprehensive income (loss) before reclassification	148	(82)	66
Amounts reclassified from AOCI	358	(619)	(261)
Other comprehensive income (loss)	506	(701)	(195)
Balance at June 30, 2023	$(9,922)	$—	$(9,922)

(1)
All amounts are net of tax.

12.
Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of June 30, 2024, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework, for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of June 30, 2024 and December 31, 2023, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of June 30, 2024 and December 31, 2023 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total Capital (to risk-weighted assets)	$56,955	15.54%	$29,316	8.00%	$36,645	10.00%	$38,477	10.50%
Tier 1 Capital (to risk-weighted assets)	53,155	14.51%	21,987	6.00	29,316	8.00	31,148	8.50
Tier 1 Capital (to average assets)	53,155	9.21%	23,094	4.00	28,867	5.00	23,094	4.00
Common Equity Tier 1 (to risk-weighted assets)	53,155	14.51%	16,490	4.50	23,819	6.50	25,652	7.00

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital (to risk-weighted assets)	$55,701	15.32%	$29,090	8.00%	$36,363	10.00%	$38,181	10.50%
Tier 1 Capital (to risk-weighted assets)	51,878	14.27	21,818	6.00	29,090	8.00	30,908	8.50
Tier 1 Capital (to average assets)	51,878	9.19	22,592	4.00	28,240	5.00	22,592	4.00
Common Equity Tier 1 (to risk-weighted assets)	51,878	14.27	16,363	4.50	23,636	6.50	25,454	7.00

13.
Treasury Stock

Common Stock Repurchases

On April 11, 2024, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to 507,707 shares of common stock, representing approximately 10% of shares currently outstanding, which became effective on May 14, 2024. The Company holds repurchased shares in its treasury. As of June 30, 2024, First Seacoast Bancorp, Inc. has repurchased 235,719 shares under this stock repurchase program. As of June 30, 2024 and December 31, 2023, the Company held a total of 351,167 and 115,448 shares in its treasury, respectively.

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

On January 17, 2023, the Company terminated both of its interest rate swap derivative instruments at a gain of $849,000. The Company recognized the change in fair value of these hedging instruments, previously accumulated in AOCI, as a gain on termination of interest rate swaps in its consolidated statement of income (loss) for the three and six months ended June 30, 2023 as it was determined that it was probable that the hedged forecasted transaction - the variability in cash flows related to 90-day advances from the FHLB - would not occur by the end of the original maturity dates of the hedging instruments. The use of derivatives for debt hedging as part of the Company's overall interest rate risk management strategy has been infrequent as the Company has utilized other interest rate risk management activities to achieve similar business purposes. Also, $536,000 of cash posted to the counterparty as collateral on these interest rate swaps contracts was returned to the Company. The changes in the fair value of interest rate swaps were reported in other comprehensive income (loss) and were subsequently reclassified into interest expense or income in the period that the hedged transactions affected earnings. The change in fair value for these derivative instruments for the three months ended June 30, 2024 and 2023, was $-0-, and $-0- and $(112,000) for the six months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Location in Consolidated Balance Sheets	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Securities available-for-sale, at fair value	$9,954	$10,126	$(46)	$126
Total loans	49,829	50,632	(171)	632
Total	$59,783	$60,758	$(217)	$758

The carrying amount of the hedged asset located in “total loans” includes the amortized cost basis of closed portfolios of fixed-rate residential loans used to designate hedging relationships in which the hedged items are the stated amount of assets anticipated to be outstanding for the designated hedged period. At June 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios of fixed-rate residential loans used in the hedging relationship was $58.0 million and $62.2 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $(171,000) and $632,000, respectively; and the notional amount of the designated hedged item was $50.0 million. Under the "portfolio layer" approach, the Company designated a $50.0 million notional amount of portfolio assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer.

The carrying amount of the hedged asset located in “securities available-for-sale, at fair value” includes the principal amount of municipal bonds used to designate hedging relationships in which the hedged items are the stated amount of assets anticipated to be outstanding for the designated hedged period. At June 30, 2024 and December 31, 2023, the par value of the municipal bonds used in this hedging relationship was $19.3 million; the cumulative basis adjustments associated with these hedging relationships was $(46,000) and $126,000, respectively; and the notional amount of the designated hedged items were $10.0 million. Under the "portfolio layer" approach, the Company designated a $10.0 million notional amount of portfolio assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer.

The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of potential loss exposure. At June 30, 2024 and December 31, 2023, the Company’s fair value hedges had a remaining maturity of 2.22 and 2.73 years, respectively, an average pay fixed rate of 4.29% and an average received rate of 5.32%.

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

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Derivative Assets			Derivative Liabilities
	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
(Dollars in thousands)
June 30, 2024
Derivatives designated as hedging instruments:
Interest rate contracts - fair value hedge	$60,000	Other assets	$217	$—	Other liabilities	$—

Derivatives not designated as hedging instruments:
Customer loan swaps	$4,699	Other assets	$50	$4,699	Other liabilities	$50

December 31, 2023
Derivatives designated as hedging instruments:
Interest rate contracts - fair value hedge	$—	Other assets	$—	$60,000	Other liabilities	$758

Derivatives not designated as hedging instruments:
Customer loan swaps	$4,766	Other assets	$90	$4,766	Other liabilities	$90

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income (loss) for the periods presented:

Amount of Gain Recognized in Income
		Three Months Ended		Six Months Ended
		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(Dollars in thousands)	Location of Gain
Customer loan swaps	Interest and fees on loans	$—	$95	$—	$95

Credit-risk-related Contingent Features

By entering into derivative transactions, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, and other monitoring procedures. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s board of directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. As of June 30, 2024 and December 31, 2023, the Company posted $1.8 million and $1.6 million, respectively, of cash to the counterparties as collateral on its interest rate swap contracts and customer loan swaps, which was presented within cash and due from banks on the consolidated balance sheets.

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

The following tables present the information about derivative positions that are eligible for offset in the consolidated balance sheets as of June 30, 2024 and December 31, 2023:

				Gross Amounts Not Offset
(Dollars in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments Pledged (Received)	Cash Collateral Pledged (Received) (1)	Net Amount
June 30, 2024
Derivative Assets:
Interest rate contracts (2)	$217	$—	$217	$—	$217	$—
Customer loan swaps - commercial customer (3)	50	—	50	—	—	50
Total	$267	$—	$267	$—	$217	$50

Derivative Liabilities:
Interest rate contracts (2)	$—	$—	$—	$—	$—	$—
Customer loan swaps - dealer bank (3)	50	—	50	—	—	50
Total	$50	$—	$50	$—	$—	$50
December 31, 2023
Derivative Assets:
Interest rate contracts (2)	$—	$—	$—	$—	$—	$—
Customer loan swaps - dealer bank (3)	90	—	90	—	90	—
Total	$90	$—	$90	$—	$90	$—

Derivative Liabilities:
Interest rate contracts (2)	$758	$—	$758	$—	$758	$—
Customer loan swaps - commercial customer (3)	90	—	90	—	—	90
Total	$848	$—	$848	$—	$758	$90

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at June 30, 2024 and December 31, 2023.

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available-for-Sale: The Company’s investment in U.S. Government-sponsored enterprise obligations, U.S Government agency small business administration pools guaranteed by the SBA, collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA, residential mortgage-backed GSE securities, other municipal bonds, corporate debt and corporate subordinated debt is generally classified within Level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2024
Securities available-for-sale:
U.S. Government-sponsored enterprises ("GSE") obligations	$1,379	$—	$1,379	$—
U.S. Government agency small business administration pools guaranteed by the SBA	14,297	—	14,297	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	9,063	—	9,063	—
Residential mortgage-backed GSE securities	38,268	—	38,268	—
Municipal bonds	53,200	—	53,200	—
Corporate debt	496	—	496	—
Corporate subordinated debt	9,240	—	9,240	—
Other assets:
Mortgage servicing rights	321	—	—	321
Derivatives	267	—	267	—
Other liabilities:
Derivatives	50	—	50	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2023
Securities available-for-sale:
U.S. Government-sponsored enterprises ("GSE") obligations	$1,398	$—	$1,398	$—
U.S. Government agency small business administration pools guaranteed by the SBA	15,583	—	15,583	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	2,474	—	2,474	—
Residential mortgage-backed GSE securities	38,221	—	38,221	—
Municipal bonds	54,692	—	54,692	—
Corporate debt	492	—	492	—
Corporate subordinated debt	8,994	—	8,994	—
Other assets:
Mortgage servicing rights	339	—	—	339
Derivatives	90	—	90	—
Other liabilities:
Derivatives	848	—	848	—

For the six months ended June 30, 2024 and 2023, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2024	$339
Included in net income (loss)	(18)
Balance as of June 30, 2024	$321
Total unrealized net gains (losses) included in net income related to assets still held as of June 30, 2024	$—

Balance as of January 1, 2023	$357
Included in net (loss) income	(7)
Balance as of June 30, 2023	$350
Total unrealized net gains (losses) included in net income related to assets still held as of June 30, 2023	$—

(1) Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income in the Company’s consolidated statements of income (loss).

For Level 3 assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2024
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	4.67% - 13.59%	6.17%	$321
		Discount Rate	9.875% - 9.875%	9.88%
		Delinquency Rate	1.95% - 2.50%	2.05%
		Default Rate	0.14% - 0.14%	0.14%

	December 31, 2023
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	5.35% - 20.53%	6.85%	$339
		Discount Rate	9.375% - 9.375%	9.38%
		Delinquency Rate	2.08% - 2.60%	2.17%
		Default Rate	0.12% - 0.14%	0.14%

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

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods may include certain individually evaluated loans reported at the fair value of the underlying collateral. Fair value is measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related non-recurring fair value measurement adjustments have generally been classified as Level 3.

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At June 30, 2024 and December 31, 2023, there were no assets or liabilities measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at June 30, 2024 or December 31, 2023.

ASC Topic 825,“Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASC Topic 825 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At June 30, 2024 and December 31, 2023, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at June 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Financial Assets:
Cash and due from banks	$25,374	$25,374	$25,374	$—	$—
Federal Home Loan Bank stock	2,498	2,498	—	2,498	—
Bank-owned life insurance	4,704	4,704	—	4,704	—
Loans, net	432,110	386,826	—	—	386,826
Accrued interest receivable	2,503	2,503	2,503	—	—
Financial Liabilities:
Deposits	$451,693	$450,868	$323,744	$127,124	$—
Advances from Federal Home Loan Bank	52,268	51,802	—	51,802	—
Advances from Federal Reserve Bank	20,000	19,967	—	19,967	—
Mortgagors’ tax escrow	654	654	—	654	—
Accrued interest payable	1,005	1,005	1,005	—	—
December 31, 2023
Financial Assets:
Cash and due from banks	$6,069	$6,069	$6,069	$—	$—
Federal Home Loan Bank stock	2,986	2,986	—	2,986	—
Bank-owned life insurance	4,663	4,663	—	4,663	—
Loans, net	426,641	376,772	—	—	376,772
Accrued interest receivable	2,294	2,294	2,294	—	—
Financial Liabilities:
Deposits	$404,798	$403,489	$313,503	$89,986	$—
Advances from Federal Home Loan Bank	73,007	73,162	—	73,162	—
Advances from Federal Reserve Bank	20,000	20,020	—	20,020	—
Mortgagors’ tax escrow	640	640	—	640	—
Accrued interest payable	380	380	380	—	—

16. Earnings Per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Earnings (loss) per common share - basic:
Numerator:
Net income (loss) applicable to common shareholders	$2,003	$(540)	$851	$(76)

Denominator:
Weighted average common shares outstanding	4,530,623	4,634,386	4,622,277	4,653,950
Earnings (loss) per common share - basic	$0.44	$(0.12)	$0.18	$(0.02)

Earnings (loss) per common share - diluted:
Numerator:
Net income (loss) applicable to common shareholders	$2,003	$(540)	$851	$(76)

Denominator:
Weighted average common shares outstanding	4,530,623	4,634,386	4,622,277	4,653,950
Dilutive effect of common stock equivalents(1)	236,511	—	235,938	—
Weighted average diluted common shares outstanding	4,767,134	4,634,386	4,858,215	4,653,950
Earnings (loss) per common share - diluted	$0.42	$(0.12)	$0.18	$(0.02)

(1) Not adjusted for potentially dilutive shares for periods where a net loss was recognized. The three and six months ended June 30, 2023 excludes 32,393 of stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

17. Subsequent Events

On July 12, 2024, the Company entered into a two-year interest rate contract that was designated as fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of its index-based brokered deposits included in savings deposits and its change in fair value attributable to the movement in the one-month SOFR. The carrying amount of the hedged liability located in “savings deposits" includes the savings account balance used to designate hedging relationships in which the hedged items are the stated amount of liabilities anticipated to be outstanding for the designated hedged period. The carrying amount of the savings deposit used in hedged relationship was $21.2 million. Under the "portfolio layer" approach, the Company designated a $10.0 million notional amount of portfolio liabilities that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer. At inception, this fair value hedge has a pay fixed rate of 4.33% and a received rate of 5.32%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at June 30, 2024 and consolidated results of operations for the three and six months ended June 30, 2024 and 2023. It should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report and with the Company’s audited consolidated financial statements and accompanying notes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 29, 2024 with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comparison of Financial Condition at June 30, 2024 (unaudited) and December 31, 2023

Total Assets. Total assets were $601.7 million as of June 30, 2024, an increase of $30.7 million, or 5.4%, compared to total assets of $571.0 million at December 31, 2023. The increase was due primarily to a $19.3 million increase in cash and due from banks, a $5.5 million increase in net loans, a $4.1 million increase in securities available-for-sale, and a $5.4 million increase in other assets offset by a $3.4 million decrease in land, building and equipment, net. The increase in other assets and decrease in land, building and equipment, net was due primarily to accounting for the sale-leaseback transaction encompassing the Bank's main office and branches which was completed on June 11, 2024.

Cash and Due From Banks. Cash and due from banks increased $19.3 million, or 318.1%, to $25.4 million at June 30, 2024 from $6.1 million at December 31, 2023. This increase primarily resulted from a $46.9 million increase in total deposits and $7.4 million of net proceeds from the sale of land and building, offset by a $20.7 million decrease in borrowings, a $5.5 million increase in net loans, a $4.1 million increase in securities available-for-sale, and $2.2 million of common stock repurchases during the six months ended June 30, 2024.

Available-for-Sale Securities. Available-for-sale securities increased by $4.1 million, or 3.4%, to $125.9 million at June 30, 2024 from $121.9 million at December 31, 2023. This increase was primarily due to investment purchases totaling $8.9 million, offset by $2.7 million of proceeds from principal payments and a $1.7 million increase in net unrealized losses within the portfolio during the six months ended June 30, 2024. The unrealized losses within the portfolio are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore we recorded no allowance for credit losses on available-for-sale debt securities as of June 30, 2024.

The following table sets forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of June 30, 2024
	One Year or Less		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
U.S. Government sponsored enterprises ("GSE") obligations	$—	—	$—	—	$1,655	1.21%	$—	0.00%	$1,655	1.21%
U.S. Government agency small business administration pools guaranteed by the SBA	—	—	—	—	5,637	5.50%	9,636	4.71%	15,273	5.00%
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	—	—	—	—	1,749	3.39%	7,810	5.01%	9,559	4.70%
Residential mortgage- backed GSE securities	—	—	791	3.47%	—	0.00%	41,051	4.06%	41,842	4.05%
Municipal bonds	—	—	—	—	946	2.86%	55,840	3.18%	56,786	3.17%
Corporate debt	—	—	500	7.00%	—	0.00%	—	0.00%	500	7.00%
Corporate subordinated debt	1,800	7.70%	—	—	8,316	6.02%	—	0.00%	10,116	6.32%
	1,800	7.70%	$1,291	4.84%	$18,303	5.01%	$114,337	3.75%	$135,731	3.98%

Net Loans. Net loans increased $5.5 million, or 1.3%, to $432.1 million at June 30, 2024 from $426.6 million at December 31, 2023. During the six months ended June 30, 2024, we originated $5.5 million of loans, net of principal collections, and purchased a $774,000 participation interest in a commercial and industrial loan through our membership in a national community bank loan program. As of June 30, 2024 and December 31, 2023, the portfolio of purchased loans had outstanding principal balances of $33.8 million and $33.3 million, respectively, and were performing in accordance with their original repayment terms.

One- to four-family residential mortgage loans increased $5.7 million, or 2.1%, to $274.7 million at June 30, 2024 from $268.9 million at December 31, 2023. Commercial real estate mortgage loans decreased $533,000, or 0.6%, to $86.0 million at June 30, 2024 from $86.6 million at December 31, 2023. Multi-family loans increased $2.7 million, or 35.3%, to $10.3 million at June 30, 2024 from $7.6 million at December 31, 2023. Commercial and industrial loans decreased $2.0 million, or 7.8%, to $23.5 million at June 30, 2024 from $25.5 million at December 31, 2023. Acquisition, development, and land loans decreased $4.2 million, or 24.1%, to $13.3 million at June 30, 2024 from $17.5 million at December 31, 2023. Home equity loans and lines of credit increased $2.4 million, or 16.7%, to $16.5 million at June 30, 2024 from $14.1 million at December 31, 2023. Consumer loans increased $1.5 million, or 15.5%, to $11.3 million at June 30, 2024 from $9.8 million at December 31, 2023.

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

Our ACL on loans increased $61,000 to $3.5 million at June 30, 2024 from $3.4 million at December 31, 2023. The Company measures and records it ACL based upon ASC Topic 326 and its credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. ASC Topic 326 requires financial assets measured at amortized cost, including loans, to be presented at the net amount expected to be collected, through an ACL that are expected to occur over the remaining life of the asset, rather than incurred losses. ASC Topic 326 requires the measurement of all expected credit losses for loans held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASC Topic 326 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied at prior reporting dates are still permitted, though the inputs to those techniques have changed to reflect the full amount of expected credit losses. The Bank has selected the Weighted Average Remaining Maturity Model (“WARM” or "CECL model"), for the loss calculation of each of the Bank’s loan pools utilizing a third-party software application. The WARM uses a quarterly loss rate and future expectations of loan balances to calculate an ACL. A loss rate is applied to pool balances over time.

The effect of implementing ASC Topic 326 was recorded as a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which ASC Topic 326 is effective, which was January 1, 2023. The adoption of the new standard resulted in a $295,000 decrease to the ACL which was partially offset by a $290,000 increase in the allowance for off-balance sheet commitments that are not unconditionally cancelable. The decrease in ACL was due to a reduced emphasis on qualitative factors under the CECL model as the underlying historical loss data of the selected peer group is more robust with broader time horizons as compared to our actual historical loss data used under the incurred loss methodology. Under the CECL model, subsequent changes in the ACL are recorded through a charge to the provision for credit losses in the statement of income as the amounts expected to be collected change.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses. As of June 30, 2024 and December 31, 2023, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was estimated not to exceed $120.0 million, or 26.6% of total deposits, and $102.5 million, or 25.3% of total deposits, respectively.

For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we began offering in late 2023 the CDARS® program, which allows us to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. We receive a like amount of deposits from other participating financial institutions. In addition, we offer the ICS™ program, an insured deposit “sweep” program for demand deposits which is a product offered by IntraFi Network, LLC, which is also the provider of the CDARS® program. Similarly to the certificates of deposit’s discussed above, we receive a like amount of deposits from other financial institutions and all customer deposits are insured by the FDIC. These “reciprocal” CDARS® and ICS deposits are classified as “brokered” deposits in regulatory reports and "core" deposits in our consolidated balance sheet. At June 30, 2024 our “reciprocal” CDARS® and ICS deposits were $-0- and $729,000, respectively. At December 31, 2023, our “reciprocal” CDARS® and ICS deposits were $-0- and $1.1 million, respectively.

Deposits increased $46.9 million, or 11.6%, to $451.7 million at June 30, 2024 from $404.8 million at December 31, 2023 primarily as a result of an $16.7 million increase in commercial deposits and a $28.0 million increase in retail deposits. Core deposits (defined as deposits other than time deposits) increased $10.2 million, or 3.3%, to $323.7 million at June 30, 2024 from $313.5 million at December 31, 2023. As of June 30, 2024, savings deposits increased $14.0 million, money market deposits decreased $9.0 million, NOW and demand deposit accounts increased $5.3 million and time deposits increased $36.7 million. There were $56.7 million and $23.6 million of brokered deposits included in time deposits at June 30, 2024 and December 31, 2023, respectively.

Additionally, there were $21.5 million and $20.9 million of brokered deposits included in savings deposits at June 30, 2024 and December 31, 2023, respectively. Deposits from related parties totaled $11.4 million and $10.7 million at of June 30, 2024 and December 31, 2023, respectively.

Borrowings. Total borrowings decreased $20.7 million, or 22.3%, to $72.3 million at June 30, 2024 from $93.0 million at December 31, 2023. Advances from FHLB decreased $20.7 million, or 28.4%, to $52.3 million at June 30, 2024 from $73.0 million at December 31, 2023 due primarily to a $46.9 million increase in total deposits offset by borrowings required in support of the Company’s investment and loan growth initiatives.

Total Stockholders’ Equity. Total stockholders’ equity decreased $2.1 million, or 3.2%, to $64.5 million at June 30, 2024 from $66.6 million at December 31, 2023. This decrease was due primarily to an other comprehensive loss of $1.2 million related to net changes in unrealized holding losses in the available-for-sale securities portfolio as a result of changes in market interest rates during the six months ended June 30, 2024 and $2.2 million of common stock repurchases offset by net income of $851,000 for the six months ended June 30, 2024 and the recognition of $281,000 of previously unearned compensation.

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

Non-performing loans were $141,000 at June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, non-performing loans consist of a residential mortgage loan and an associated home equity loan with outstanding balances totaling $141,000 and an estimated market value of $216,000. The property was sold on July 19, 2024 and all outstanding balances were repaid. At June 30, 2024 and December 31, 2023, we had no foreclosed assets.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and June 30, 2023

Net Income (Loss). Net income was $2.0 million for the three months ended June 30, 2024, compared to a net loss of $540,000 for the three months ended June 30, 2023, an increase of $2.5 million, or 470.9%. The increase was due primarily to an increase in non-interest income of $2.5 million, as a result of the one-time recognized gain on the sale of land and buildings, and a decrease in non-interest expenses of $300,000 offset by an increase in income tax expense of $382,000 during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Interest and Dividend Income. Total interest and dividend income increased $1.3 million, or 25.7%, to $6.3 million for the three months ended June 30, 2024 compared to $5.0 million for the three months ended June 30, 2023. This increase was due to a $576,000 increase in interest and dividend income on investments and a $709,000 increase in interest and fees on loans.

Average interest-earning assets increased $34.9 million, to $564.4 million for the three months ended June 30, 2024 from $529.4 million for the three months ended June 30, 2023. The weighted average annualized yield on interest earning-assets increased to 4.45% for the three months ended June 30, 2024 from 3.77% for the three months ended June 30, 2023 primarily due to an increase in market interest rates. The weighted average annualized yield for the loan portfolio increased to 4.48% for the three months ended June 30, 2024 from 4.02% for the three months ended June 30, 2023 due primarily to an increase in market interest rates. The weighted average annualized yield for all other interest-earning assets increased to 4.35% for the three months ended June 30, 2024 from 2.91% for the three months ended June 30, 2023 due primarily to an increase in market interest rates.

Interest Expense. Total interest expense increased $1.2 million, or 61.8%, to $3.3 million for the three months ended June 30, 2024 from $2.0 million for the three months ended June 30, 2023. Interest expense on deposits increased $991,000, or 82.6%, to $2.2 million for the three months ended June 30, 2024 from $1.2 million for the three months ended June 30, 2023. The average balance of interest-bearing deposits increased $34.3 million, or 10.9%, to $347.7 million for the three months ended June 30, 2024 from $313.5 million for the three months ended June 30, 2023 primarily as a result of an increase in the average balance of money market and time deposits offset by a decrease in the average balances of savings and NOW and demand deposits. The weighted average annualized rate of interest-bearing deposits increased to 2.52% for the three months ended June 30, 2024 from 1.51% for the three months ended June 30, 2023 primarily as a result of an increase in market interest rates.

Interest expense on borrowings increased $252,000 to $1.1 million, or 31.1%, for the three months ended June 30, 2024 from $811,000 for the three months ended June 30, 2023 primarily due to an increase in the average balance of borrowings and an increase in market interest rates. The average balance of borrowings increased $19.5 million, or 27.8%, to $89.7 million for the three months ended June 30, 2024 from $70.2 million for the three months ended June 30, 2023. The weighted average annualized rate of borrowings increased to 4.74% for the three months ended June 30, 2024 from 4.62% for the three months ended June 30, 2023 due to an increase in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income increased $42,000, or 1.4%, to $3.0 million for the three months ended June 30, 2024 and June 30, 2023. This increase was due to an increase of $34.9 million, or 6.6%, in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans and taxable debt securities offset by a decrease in the average balances of non-taxable debt securities, during the three months ended June 30, 2024, offset by a $53.6 million, or 13.9%, increase in the average balance of interest-bearing liabilities, consisting primarily of increases in the average balances of borrowings and money market and time deposits, offset by decreases in the average balances of savings and NOW and demand deposits. Annualized net interest margin decreased to 2.14% for the three months ended June 30, 2024 from 2.25% for the three months ended June 30, 2023 due primarily to an increase in the average rate of interest-bearing deposits and borrowings offset by an increase in the average yield on interest-earning assets.

(Release) Provision for Credit Losses. Based on management’s analysis of the ACL, a $(16,000) release of credit losses was recorded for the three months ended June 30, 2024, compared to a $20,000 provision for credit losses expense for the three months ended June 30, 2023. The release of credit losses for the three months ended June 30, 2024 consisted of a $30,000 provision for credit losses on loans and a $(46,000) release of credit losses for off-balance sheet credit exposures. The provision for credit losses expense for the three months ended June 30, 2023 consisted of a $35,000 provision for credit losses on loans and a $(15,000) release of credit losses for off-balance sheet credit exposures.

Non-Interest Income. Non-interest income increased $2.5 million, or 736.1%, to $2.9 million for the three months ended June 30, 2024 compared to $346,000 for the three months ended June 30, 2023. The increase in non-interest income during the three months ended June 30, 2024 was due to a one-time $2.5 million gain on the sale of land and buildings recognized during the three months ended June 30, 2024.

Non-Interest Expense. Non-interest expense decreased $300,000, or 7.3%, to $3.8 million for the three months ended June 30, 2024 from $4.1 million for the three months ended June 30, 2023. The decrease was primarily due to a $215,000, or 8.7%, decrease in salaries and employee benefits, a $55,000, or 17.3%, decrease in professional fees and assessments and a $37,000, or 9.3%, decrease in data processing. The decrease in salaries and employee benefits during the three months ended June 30, 2024 was due to the adjustment of staffing levels in late 2023 reflecting the expected reduction in 2024 residential mortgage and commercial lending activity offset by normal salary increases.

Income Taxes. Income tax expense increased $382,000, or 136.4%, to an expense of $102,000 for the three months ended June 30, 2024 from a benefit of $280,000 for the three months ended June 30, 2023. The effective tax rate was 4.8% and (34.1)% for the three months ended June 30, 2024 and 2023, respectively. The increase in income tax expense and the effective tax rate for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due primarily to a $2.9 million increase in income before income tax expense (benefit) for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The income tax expense and effective tax rate for the three months ended June 30, 2024 was less than statutory federal and state rates due primarily to the utilization of certain Federal and New Hampshire net operating loss carryforward deferred tax assets and the release of the associated valuation allowances established at December 31, 2023 for these deferred tax assets.

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

	For the Three Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$431,601	$4,835	4.48%	$410,200	$4,126	4.02%
Taxable debt securities	73,190	870	4.76%	49,862	292	2.34%
Non-taxable debt securities	50,256	441	3.51%	59,585	440	2.95%
Interest-bearing deposits with other banks	6,323	69	4.33%	6,694	68	4.06%
Federal Home Loan Bank stock	3,009	63	8.38%	3,103	67	8.64%
Total interest-earning assets	564,379	6,278	4.45%	529,444	4,993	3.77%
Non-interest-earning assets	10,992			17,849
Total assets	$575,371			$547,293
Interest-bearing liabilities:
NOW and demand deposits	$96,201	$121	0.50%	$102,738	$93	0.36%
Money market deposits	76,577	639	3.33%	66,846	376	2.25%
Savings deposits	67,460	392	2.32%	71,144	293	1.65%
Time deposits	107,511	1,035	3.85%	72,749	418	2.30%
Total interest-bearing deposits	347,749	2,187	2.52%	313,477	1,180	1.51%
Borrowings	89,749	1,063	4.74%	70,239	811	4.62%
Other	1,855	4	0.56%	2,066	20	3.87%
Total interest-bearing liabilities	439,353	3,254	2.96%	385,782	2,011	2.09%
Non-interest-bearing deposits	69,185			83,703
Other non-interest-bearing liabilities	2,989			4,084
Total liabilities	511,527			473,569
Total stockholders' equity	63,844			73,724
Total liabilities and stockholders' equity	$575,371			$547,293
Net interest income		$3,024			$2,982
Net interest rate spread (1)			1.49%			1.68%
Net interest-earning assets (2)	$125,026			$143,662
Net interest margin (3)			2.14%			2.25%
Average interest-earning assets to interest-bearing liabilities	128.46%			137.24%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee expense included in loan interest totaled $120,000 and $87,000 for the three months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30, 2024 vs. 2023
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$223	$486	$709
Taxable debt securities	180	398	578
Non-taxable debt securities	(75)	76	1
Interest-bearing deposits with other banks	(4)	5	1
Federal Home Loan Bank stock	(2)	(2)	(4)
Total interest-earning assets	322	963	1,285
Interest-bearing liabilities:
NOW and demand deposits	(6)	34	28
Money market deposits	61	202	263
Savings accounts	(16)	115	99
Time deposits	256	361	617
Total interest-bearing deposits	295	712	1,007
Borrowings	231	21	252
Other	(2)	(14)	(16)
Total interest-bearing liabilities	524	719	1,243
Change in net interest income	$(202)	$244	$42

Comparison of Operating Results for the Six Months Ended June 30, 2024 and June 30, 2023

Net Income (Loss). Net income was $851,000 for the six months ended June 30, 2024, compared to net loss of $76,000 for the six months ended June 30, 2023, an increase of $927,000. The increase was due primarily to an increase in non-interest income of $1.7 million and a decrease in non-interest expenses of $125,000 offset by a decrease in net interest and dividend income after (release) provision for credit losses of $177,000 and an increase in income tax expense of $704,000 during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Interest and Dividend Income. Total interest and dividend income increased $2.7 million, or 28.2%, to $12.3 million for the six months ended June 30, 2024 compared to $9.6 million for the six months ended June 30, 2023. This increase was due to a $1.1 million increase in interest and dividend income on investments and a $1.6 million increase in interest and fees on loans.

Average interest-earning assets increased $37.3 million, to $561.7 million for the six months ended June 30, 2024 from $524.4 million for the six months ended June 30, 2023. The weighted average annualized yield on interest earning-assets increased to 4.40% for the six months ended June 30, 2024 from 3.67% for the six months ended June 30, 2023 primarily due to an increase in market interest rates. The weighted average annualized yield for the loan portfolio increased to 4.44% for the six months ended June 30, 2024 from 3.91% for the six months ended June 30, 2023 due primarily to an increase in market interest rates. The weighted average annualized yield for all other interest-earning assets increased to 4.26% for the six months ended June 30, 2024 from 2.86% for the six months ended June 30, 2023 due primarily to an increase in market interest rates.

Interest Expense. Total interest expense increased $3.0 million, or 86.4%, to $6.4 million for the six months ended June 30, 2024 from $3.5 million for the six months ended June 30, 2023. Interest expense on deposits increased $2.5 million, or 140.4%, to $4.2 million for the six months ended June 30, 2024 from $1.8 million for the six months ended June 30, 2023. The average balance of interest-bearing deposits increased $41.1 million, or 13.6%, to $343.3 million for the six months ended June 30, 2024 from $302.2 million for the six months ended June 30, 2023 primarily as a result of an increase in the average balance of money market and time deposits offset by a decrease in the average balances of NOW and demand deposits. The weighted average annualized rate of interest-bearing deposits increased to 2.46% for the six months ended June 30, 2024 from 1.16% for the six months ended June 30, 2023 primarily as a result of an increase in market interest rates.

Interest expense on borrowings increased $547,000, or 32.9%, to $2.2 million for the six months ended June 30, 2024 from $1.7 million for the six months ended June 30, 2023 primarily due to an increase in the average balance of borrowings and an increase in market interest rates. The average balance of borrowings increased $14.4 million, or 18.1%, to $93.6 million for the six months ended June 30, 2024 from $79.2 million for the six months ended June 30, 2023. The weighted average annualized rate of borrowings increased to 4.73% for the six months ended June 30, 2024 from 4.20% for the six months ended June 30, 2023 due to an increase in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income decreased $263,000, or 4.3%, to $5.9 million for the six months ended June 30, 2024 from $6.2 million for the six months ended June 30, 2023. This decrease was due to an increase of $55.3 million, or 14.4%, in the average balance of interest-bearing liabilities, consisting primarily of an increase in the average balance of borrowings and time deposits, during the six months ended June 30, 2024 offset by a $37.3 million, or 7.1%, increase in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans and taxable debt securities. Annualized net interest margin decreased to 2.11% for the six months ended June 30, 2024 from 2.36% for the six months ended June 30, 2023 due primarily to an increase in the average rate of interest-bearing deposits and borrowings offset by an increase in the average yield on interest-earning assets.

(Release) Provision for Credit Losses. Based on management’s analysis of the ACL, a $(36,000) release of credit losses was recorded for the six months ended June 30, 2024, compared to a $50,000 provision for credit losses expense for the six months ended June 30, 2023. The release of credit losses for the six months ended June 30, 2024 consisted of a $60,000 provision for credit losses on loans and a $(96,000) release of credit losses for off-balance sheet credit exposures. The provision for credit losses expense for the six months ended June 30, 2023 consisted of a $35,000 provision for credit losses on loans and a $15,000 provision for credit losses for off-balance sheet credit exposures.

Non-Interest Income. Non-interest income increased $1.7 million, or 111.7%, to $3.2 million for the six months ended June 30, 2024 compared to $1.5 million for the six months ended June 30, 2023. The increase in non-interest income during the six months ended June 30, 2024 was due primarily to a one-time $2.5 million gain on the sale of land and buildings recognized during the six months ended June 30, 2024 as compared to an $849,000 gain on termination of interest rate swaps recognized during the six months ended June 30, 2023.

Non-Interest Expense. Non-interest expense decreased $125,000, or 1.6%, to $7.8 million for the six months ended June 30, 2024 from $8.0 million for the six months ended June 30, 2023. The decrease was primarily due to a $265,000, or 5.5%, decrease in salaries and employee benefits and a $93,000, or 11.8%, decrease in data processing offset by a $88,000, or 66.7%, increase in deposit insurance fees and a $122,000, or 23.0%, increase in professional fees and assessments. The decrease in salaries and employee benefits during the six months ended June 30, 2024 was due to the adjustment of staffing levels in late 2023 reflecting the expected reduction in 2024 residential mortgage and commercial lending activity offset by normal salary increases.

Income Taxes. Income tax expense increased $704,000, or 293.3%, to an expense of $464,000 for the six months ended June 30, 2024 from a benefit of $240,000 for the six months ended June 30, 2023. The effective tax rate was 35.3% and (75.9)% for the six months ended June 30, 2024 and 2023, respectively. The increase in income tax expense and the effective tax rate for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was due primarily to a $1.6 million increase in income before income tax expense (benefit) for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

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

	For the Six Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$430,069	$9,545	4.44%	$406,056	$7,934	3.91%
Taxable debt securities	72,137	1,682	4.66%	49,789	583	2.34%
Non-taxable debt securities	50,935	881	3.46%	58,465	862	2.95%
Interest-bearing deposits with other banks	5,495	109	3.96%	6,922	119	3.44%
Federal Home Loan Bank stock	3,095	131	8.47%	3,170	131	8.26%
Total interest-earning assets	561,731	12,348	4.40%	524,402	9,629	3.67%
Non-interest-earning assets	13,751			17,428
Total assets	$575,482			$541,830
Interest-bearing liabilities:
NOW and demand deposits	$95,651	$251	0.53%	$104,766	$148	0.28%
Money market deposits	81,242	1,368	3.37%	63,764	552	1.73%
Savings deposits	66,204	724	2.19%	64,587	354	1.10%
Time deposits	100,160	1,872	3.74%	69,043	699	2.02%
Total interest-bearing deposits	343,257	4,215	2.46%	302,160	1,753	1.16%
Borrowings	93,577	2,212	4.73%	79,218	1,665	4.20%
Other	1,643	6	0.72%	1,827	33	3.61%
Total interest-bearing liabilities	438,477	6,433	2.93%	383,205	3,451	1.80%
Non-interest-bearing deposits	66,319			83,395
Other non-interest-bearing liabilities	5,778			3,802
Total liabilities	510,574			470,402
Total stockholders' equity	64,908			71,428
Total liabilities and stockholders' equity	$575,482			$541,830
Net interest income		$5,915			$6,178
Net interest rate spread (1)			1.47%			1.87%
Net interest-earning assets (2)	$123,254			$141,197
Net interest margin (3)			2.11%			2.36%
Average interest-earning assets to interest-bearing liabilities	128.11%			136.85%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee expense included in loan interest totaled $201,000 and $173,000 for the six months ended June 30, 2024 and 2023, respectively.

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

	Six Months Ended June 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$489	$1,122	$1,611
Taxable debt securities	342	757	1,099
Non-taxable debt securities	(119)	138	19
Interest-bearing deposits with other banks	(27)	17	(10)
Federal Home Loan Bank stock	(3)	3	—
Total interest-earning assets	682	2,037	2,719
Interest-bearing liabilities:
NOW and demand deposits	(14)	117	103
Money market deposits	183	633	816
Savings deposits	9	361	370
Time deposits	407	766	1,173
Total interest-bearing deposits	585	1,877	2,462
Borrowings	323	224	547
Other	—	(27)	(27)
Total interest-bearing liabilities	908	2,074	2,982
Change in net interest income	$(226)	$(37)	$(263)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. As of June 30, 2024 and December 31, 2023, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, had an estimated value not exceeding $120.0 million, or 26.6% of total deposits, and $102.5 million, or 25.3% of total deposits, respectively. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the FHLB and FRB as supplemental sources of funds. At June 30, 2024 and December 31, 2023, we had $52.3 million and $73.0 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $93.1 million and $71.8 million, respectively. Additionally, at June 30, 2024 and December 31, 2023, we had an overnight line of credit with the FHLB for up to $3.0 million and unsecured Fed Funds borrowing lines of credit with two correspondent banks for up to $5.0 million. At June 30, 2024 and December 31, 2023, there were no outstanding balances under any of these additional credit facilities.

The Bank has established two secured credit facilities with the FRB – Bank Term Funding Program (“BTFP”) and Borrower-In-Custody of Collateral Program (“BIC”). The BTFP ceased extending new loans on March 11, 2024. At June 30, 2024 and December 31, 2023, we had $20.0 million outstanding in advances from the FRB secured by government-sponsored enterprise obligations, mortgage-backed securities and collateralized mortgage obligations issued by various U.S. Government agencies, owned as of March 12, 2023, December 31, 2023 and June 30, 2024. The interest rate is the one-year overnight index swap rate plus 10 basis points and fixed for the term of the advance – up to one year - on the day the advance is made. The advance matures on December 13, 2024 at a fixed annual interest rate of 4.89%. At June 30, 2024 and December 31, 2023, the Bank’s borrowing capacity is $49.5 million and $50.6 million, respectively, under the BIC and is based upon eligible collateral -principally general obligation municipal bonds. The entire balance of this credit facility was available at June 30, 2024 and December 31, 2023. No further advances can be requested under the BTFP after March 11, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash used by operating activities was $1.5 million and $724,000 for the six months ended June 30, 2024 and 2023, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchases, and the purchase of securities available-for-sale, offset by proceeds from the sale of land and building and unwinding of interest rate swaps, principal collections on loans and proceeds from the sale, maturity and principal payments on securities available-for-sale, was $4.8 million and $17.1 million for the six months ended June 30, 2024 and 2023, respectively. Net cash provided by financing activities, consisting primarily of proceeds from the sale of common stock, treasury stock purchases, activity in deposit accounts and FHLB advances, was $25.6 million and $16.2 million for the six months ended June 30, 2024 and 2023, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of June 30, 2024. Our current strategy is to increase core deposits and utilize FHLB advances, as well as brokered deposits, to fund loan growth.

First Seacoast Bancorp, Inc. is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At June 30, 2024, the Company (on an unconsolidated basis) had liquid assets of $18.2 million.

At June 30, 2024, First Seacoast Bank exceeded all its regulatory capital requirements. See Note 12 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of June 30, 2024 and December 31, 2023:

As of June 30, 2024:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$40,627	$(27,720)	(40.6)%	8.4%	$(389)
300 bp	47,675	(20,672)	(30.2)	9.6	(277)
200 bp	54,887	(13,460)	(19.7)	10.6	(170)
100 bp	62,493	(5,854)	(8.6)	11.7	(66)
0	68,347	—	—	12.3	—
(100) bp	73,011	4,664	6.8	12.7	41
(200) bp	75,165	6,818	10.0	12.7	39
(300) bp	74,272	5,925	8.7	12.2	(11)
(400) bp	69,813	1,466	2.1	11.2	(112)

As of December 31, 2023:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$38,063	$(29,082)	(43.3)%	8.4%	$(434)
300 bp	45,307	(21,838)	(32.5)	9.6	(310)
200 bp	52,710	(14,435)	(21.5)	10.8	(194)
100 bp	60,749	(6,396)	(9.5)	11.9	(78)
0	67,145	—	—	12.7	—
(100) bp	72,043	4,898	7.3	13.2	45
(200) bp	74,730	7,585	11.3	13.2	49
(300) bp	74,371	7,226	10.8	12.7	4
(400) bp	67,366	221	0.3	11.3	(141)

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

The percent changes to NPV in the +300 and +400 bp changes in interest rates was -30.2% and -40.6%, respectively, at June 30, 2024 versus policy limits of -30.0% and -40.0%, respectively. These percent changes were due primarily to the continued migration of deposits during the six months ended June 30, 2024 from less interest-sensitive products such as NOW and demand deposits to products with greater interest rate sensitivity, i.e., money market and time deposits. The percent changes to NPV in the +200, +300 and +400 bp changes in interest rates was -21.5%, -32.5% and -43.3%, respectively, at December 31, 2023 versus policy limits of -20.0%, -30.0% and -40.0%, respectively. These percent changes were due primarily to the migration of deposits during 2023 from less interest-sensitive products such as NOW and demand deposits to products with greater interest rate sensitivity, i.e., money market and time deposits. We monitor our exposure to movements in interest rates regularly and discuss the implementation of strategies we believe will mitigate the negative impact of such movements.

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity will decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of June 30, 2024 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 19.7% decrease in economic value of equity versus the Board approved limit of 20.0%. At the same date, our analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Company would experience a 10.0% increase in the economic value of equity.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of June 30, 2024, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended June 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2024, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable, as First Seacoast Bancorp, Inc. is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

April 1, 2024 - April 30, 2024	—	$—	—	NA
May 1, 2024 - May 31, 2024	158,107	9.15	158,107	349,600
June 1, 2024 - June 30, 2024	77,612	9.06	77,612	271,988
Total	235,719		235,719

On April 11, 2024, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to 507,707 shares of common stock, representing approximately 10% of shares currently outstanding, which became effective on May 14, 2024. The Company conducts repurchases through open market purchases, including by means of a trading plan adopted under SEC Rule 10b5-1, or in privately negotiated transactions, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The program will expire 12 months after the effective date, regardless of whether all shares will have been repurchased. The Company may suspend or discontinue the program at any time. The Company holds repurchased shares in its treasury.

There were no sales of unregistered securities during the quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP, INC.

Date: August 9, 2024	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: August 9, 2024	/s/ Richard M. Donovan
Richard M. Donovan
Executive Vice President and Chief Financial Officer