Form 10-Q
period 2024-09-30
First Seacoast Bancorp, Inc.
filed 2024-11-08
CIK 1943802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 30, 2024, there were 4,695,184 outstanding shares of the Registrant's common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$16,517	$6,069
Securities available-for-sale, at fair value	133,004	121,854
Federal Home Loan Bank stock	2,498	2,986
Total loans	437,991	430,031
Less allowance for credit losses on loans	(3,445)	(3,390)
Net loans	434,546	426,641
Land, building and equipment, net	667	4,072
Bank-owned life insurance	4,749	4,663
Accrued interest receivable	2,351	2,294
Other assets	7,447	2,456
Total assets	$601,779	$571,035
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$69,341	$65,845
Interest bearing deposits	378,345	338,953
Total deposits	447,686	404,798
Advances from Federal Home Loan Bank	52,268	73,007
Advances from Federal Reserve Bank	20,000	20,000
Mortgagors’ tax escrow	1,996	640
Deferred compensation liability	2,365	2,071
Lease liabilities	7,242	587
Other liabilities	4,433	3,314
Total liabilities	535,990	504,417
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 5,192,612 issued and 4,718,462 outstanding at September 30, 2024; and 5,192,612 issued and 5,077,164 outstanding at December 31, 2023	52	52
Additional paid-in capital	52,816	52,642
Retained earnings	26,492	25,597
Accumulated other comprehensive loss	(4,975)	(5,944)
Treasury stock, at cost: 474,150 shares outstanding as of September 30, 2024 and 115,448 shares outstanding as of December 31, 2023	(4,669)	(1,381)
Unearned stock compensation	(3,927)	(4,348)
Total stockholders' equity	65,789	66,618
Total liabilities and stockholders' equity	$601,779	$571,035

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$5,101	$4,281	$14,646	$12,215
Interest on debt securities:
Taxable	955	385	2,746	1,087
Non-taxable	441	443	1,322	1,305
Total interest on debt securities	1,396	828	4,068	2,392
Dividends	53	54	184	185
Total interest and dividend income	6,550	5,163	18,898	14,792
Interest expense:
Interest on deposits	2,711	1,668	6,932	3,454
Interest on borrowings	857	928	3,069	2,593
Total interest expense	3,568	2,596	10,001	6,047
Net interest and dividend income	2,982	2,567	8,897	8,745
Provision (release) for credit losses	16	120	(20)	170
Net interest and dividend income after provision (release) for credit losses	2,966	2,447	8,917	8,575
Non-interest income:
Customer service fees	181	177	543	582
Gain on sale of loans	12	—	20	—
Gain on sale of land and buildings	—	—	2,522	—
Gain on termination of interest rate swaps	—	—	—	849
Income from bank-owned life insurance	45	41	86	81
Loan servicing fee income	7	9	31	47
Investment services fees	106	65	319	220
Other income	13	22	33	42
Total non-interest income	364	314	3,554	1,821
Non-interest expense:
Salaries and employee benefits	2,317	2,486	6,894	7,328
Director compensation	114	46	295	234
Occupancy expense	319	205	691	584
Equipment expense	73	115	275	342
Marketing	103	174	289	378
Data processing	344	404	1,039	1,192
Deposit insurance fees	82	62	302	194
Professional fees and assessments	246	196	898	726
Debit card fees	35	58	94	157
Employee travel and education expenses	41	42	119	136
Other expense	252	311	856	779
Total non-interest expense	3,926	4,099	11,752	12,050
(Loss) income before income tax benefit	(596)	(1,338)	719	(1,654)
Income tax benefit	(640)	(427)	(176)	(667)
Net income (loss)	$44	$(911)	$895	$(987)

Income (loss) per share:
Basic	$0.01	$(0.20)	$0.20	$(0.21)
Diluted (1)	$0.01	$(0.20)	$0.19	$(0.21)
Weighted Average Shares:
Basic	4,101,543	4,638,225	4,447,432	4,648,651
Diluted (1)	4,342,755	4,638,225	4,684,892	4,648,651

(1) Not adjusted for potentially dilutive shares for periods where a net loss was recognized. The three and nine months ended September 30, 2023 excludes 32,393 of stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income (loss)	$44	$(911)	$895	$(987)
Other comprehensive income (loss), net of income taxes:
Securities available-for-sale:
Unrealized holding gains (losses) on securities available-for-sale arising during the period, net of income taxes of $804, $(1,873), $282 and $(1,788), respectively	2,182	(5,023)	765	(4,876)
Reclassification adjustment for net amortization of bond premiums included in net income (loss), net of income taxes of $39, $60, $116 and $191, respectively	107	162	315	521
Total unrealized gain (loss) on securities available-for-sale	2,289	(4,861)	1,080	(4,355)
Derivatives:
Change in interest rate swaps, net of income taxes of $(35), $-0-, $(35) and $(30), respectively	(96)	—	(96)	(82)
Reclassification adjustment for gains and net interest expense on swaps included in net income (loss), net of income taxes of $(6), $-0-, $(6) and $(230), respectively	(15)	—	(15)	(619)
Total change in interest rate swaps	(111)	—	(111)	(701)
Other comprehensive income (loss)	2,178	(4,861)	969	(5,056)
Comprehensive income (loss)	$2,222	$(5,772)	$1,864	$(6,043)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Balance June 30, 2024	4,841,445	$52	$52,757	$26,448	$(7,153)	$(3,537)	$(4,067)	$64,500
Net income	—	—	—	44	—	—	—	44
Other comprehensive income	—	—	—	—	2,178	—	—	2,178
Treasury stock activity	(122,983)	—	—	—	—	(1,132)	—	(1,132)
Amortization of unearned stock compensation	—	—	62	—	—	—	102	164
ESOP shares earned - 3,839 shares	—	—	(3)	—	—	—	38	35
Balance September 30, 2024	4,718,462	$52	$52,816	$26,492	$(4,975)	$(4,669)	$(3,927)	$65,789

Balance December 31, 2023	5,077,164	$52	$52,642	$25,597	$(5,944)	$(1,381)	$(4,348)	$66,618
Net income	—	—	—	895	—	—	—	895
Other comprehensive income	—	—	—	—	969	—	—	969
Treasury stock activity	(358,702)	—	—	—	—	(3,288)	—	(3,288)
Amortization of unearned stock compensation	—	—	186	—	—	—	306	492
ESOP shares earned - 11,517 shares	—	—	(12)	—	—	—	115	103
Balance September 30, 2024	4,718,462	$52	$52,816	$26,492	$(4,975)	$(4,669)	$(3,927)	$65,789

Balance June 30, 2023	5,077,616	$52	$52,534	$36,177	$(9,922)	$(1,377)	$(4,628)	$72,836
Net loss	—	—	—	(911)	—		—	(911)
Other comprehensive loss	—	—	—	—	(4,861)		—	(4,861)
Amortization of unearned stock compensation	—	—	67	—	—	—	102	169
ESOP shares earned - 3,839 shares	—	—	(9)	—	—		38	29
Balance September 30, 2023	5,077,616	$52	$52,592	$35,266	$(14,783)	$(1,377)	$(4,488)	$67,262

Balance December 31, 2022(1)	5,068,540	$62	$26,768	$36,248	$(9,727)	$(1,377)	$(2,637)	$49,337
Net loss	—	—	—	(987)	—	—	—	(987)
Other comprehensive loss	—	—	—	—	(5,056)	—	—	(5,056)
Cumulative adjustment for change in accounting principle (ASU 2016-13)	—	—	—	5	—	—	—	5
Reorganization: Conversion of First Seacoast Bancorp, Inc. (net of costs of $2.4 million)	6,598	(10)	25,732	—	—	—	—	25,722
Purchase of 224,400 shares of common stock by the ESOP	—	—	—	—	—	—	(2,244)	(2,244)
Issuance of stock compensation	2,478	—	20	—	—	—	(20)	—
Amortization of unearned stock compensation	—	—	88	—	—	—	298	386
ESOP shares earned - 11,517 shares	—	—	(16)	—	—	—	115	99
Balance September 30, 2023	5,077,616	$52	$52,592	$35,266	$(14,783)	$(1,377)	$(4,488)	$67,262

(1) Adjusted for conversion of First Seacoast Bancorp, Inc.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$895	$(987)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Cumulative change in accounting principle (ASU 2016-13)	—	5
ESOP expense	103	99
Stock based compensation	492	386
Depreciation and amortization	299	364
Net amortization of bond premium	431	712
(Release) provision for credit losses	(20)	170
Gain on sale of loans	(20)	—
(Gain) loss on sale of land, building and equipment	(2,522)	2
Gain on termination of interest rate swaps	—	(849)
Proceeds from loans sold	406	—
Origination of loans sold	(386)	—
Increase in bank-owned life insurance	(86)	(81)
Increase in deferred costs on loans	(115)	(231)
Deferred tax benefit	(353)	(720)
Increase in accrued interest receivable	(57)	(142)
(Increase) decrease in other assets	(6,538)	794
Increase in deferred compensation liability	294	160
Increase in lease liabilities	5,132	—
Increase (decrease) in other liabilities	863	(99)
Net cash used by operating activities	(1,182)	(417)
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments received on securities available-for-sale	8,055	3,661
Purchase of securities available-for-sale	(18,107)	(6,754)
Purchase of property and equipment	(204)	(323)
Loan purchases	(1,774)	(1,221)
Loan originations and principal collections, net	(5,938)	(23,975)
Net loan charge offs	(25)	(2)
Net redemption of Federal Home Loan Bank stock	488	1,530
Proceeds from sales of interest bearing time deposits with other banks	—	747
Proceeds from sale of land, building and equipment	7,395	—
Proceeds from termination of interest rate swaps	—	849
Net cash used by investing activities	(10,110)	(25,488)
Cash flows from financing activities:
Net increase in NOW, demand deposits, money market and savings accounts	6,193	6,404
Net increase in time deposits	36,695	23,018
Increase in mortgagors’ escrow accounts	1,356	1,443
Proceeds of finance lease	1,539	—
Principal payments on finance lease	(16)	—
Proceeds from sale of common stock, net	—	25,622
Common stock purchased by ESOP	—	(2,244)
Return of capital from conversion of First Seacoast Bancorp, Inc.	—	100
Treasury stock purchases	(3,288)	—
Proceeds from advances from Federal Reserve Bank	—	25,000
Proceeds from long-term FHLB advances	25,401	—
Net payments on short-term FHLB advances	(20,340)	(39,520)
Payments on long-term FHLB advances	(25,800)	(15,000)
Net cash provided by financing activities	21,740	24,823
Net change in cash and cash equivalents	10,448	(1,082)
Cash and cash equivalents at beginning of period	6,069	8,250
Cash and cash equivalents at end of period	$16,517	$7,168

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$9,148	$5,633
Cash paid for income taxes	29	41
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	1,478	(5,929)
Deferred taxes	(398)	1,574
Other comprehensive income (loss)	1,080	(4,355)
Effect of change in fair value of interest rate swaps:
Interest rate swaps	(152)	(961)
Deferred taxes	41	260
Other comprehensive loss	(111)	(701)
Cumulative fair value hedging adjustment - loans	156	447
Cumulative fair value hedging adjustment - securities available-for-sale	52	—
Effect of the adoption of ASU 2016-13:
Allowance for credit losses on loans	—	(295)
Other liabilities	—	290

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

On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a final adjusted purchase price of $324,000. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period. During the three months ended September 30, 2024 and 2023, $8,000 of amortization expense was recorded in other expense. During the nine months ended September 30, 2024 and 2023, $24,000 and $22,000 of amortization expense was recorded in other expense, respectively. Customer list intangible balances included in other assets are $223,000 and $247,000 as of September 30, 2024 and December 31, 2023, respectively.

Recent Accounting Pronouncements Yet To Be Adopted

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards without an extended transition period. As of September 30, 2024, there was no significant difference in the comparability of the Company’s consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.235 billion (as adjusted for inflation) or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the effective date of the Company’s initial public offering (which will be December 31, 2024 for the Company); (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

2.
Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses for which an allowance for credit losses has not been recorded, are as follows as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises ("GSE") obligations	$1,648	$—	$(216)	$1,432
U.S. Government agency small business administration pools guaranteed by SBA	14,537	33	(708)	13,862
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	15,594	110	(441)	15,263
Residential mortgage-backed GSE securities	42,166	857	(3,249)	39,774
Municipal bonds	56,894	957	(3,274)	54,577
Corporate debt	500	—	(13)	487
Corporate subordinated debt	8,321	105	(817)	7,609
	$139,660	$2,062	$(8,718)	$133,004

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises ("GSE") obligations	$1,668	$—	$(270)	$1,398
U.S. Government agency small business administration pools guaranteed by SBA	16,410	36	(863)	15,583
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	2,958	—	(484)	2,474
Residential mortgage-backed GSE securities	41,186	653	(3,618)	38,221
Municipal bonds	57,192	1,087	(3,587)	54,692
Corporate debt	500	—	(8)	492
Corporate subordinated debt	10,074	3	(1,083)	8,994
	$129,988	$1,779	$(9,913)	$121,854

The amortized cost and fair values of securities available-for-sale at September 30, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	500	487
Due after five years through ten years	10,917	9,938
Due after ten years	55,946	53,680
Total U.S. Government-sponsored enterprises obligations ("GSE"), municipal bonds, corporate debt and corporate subordinated debt	67,363	64,105
U.S. Government agency small business pools guaranteed by SBA(1)	14,537	13,862
Collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA(1)	15,594	15,263
Residential mortgage-backed GSE securities(1)	42,166	39,774
Total	$139,660	$133,004

(1) Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2024 and December 31, 2023.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2024
U.S. Government sponsored enterprises ("GSE") obligations	—	$—	$—	3	$1,433	$(216)	$1,433	$(216)
U.S. Government agency small business administration pools guaranteed by SBA	3	2,681	(39)	5	3,827	(669)	6,508	(708)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	2	6,500	(35)	4	2,385	(406)	8,885	(441)
Residential mortgage backed GSE securities	5	3,647	(84)	24	16,048	(3,165)	19,695	(3,249)
Municipal bonds	1	645	(6)	50	32,631	(3,268)	33,276	(3,274)
Corporate debt	—	—	—	1	487	(13)	487	(13)
Corporate subordinated debt	—	—	—	5	4,700	(817)	4,700	(817)
	11	$13,473	$(164)	92	$61,511	$(8,554)	$74,984	$(8,718)
December 31, 2023
U.S. Government sponsored enterprises ("GSE") obligations	—	$—	$—	3	$1,398	$(270)	$1,398	$(270)
U.S. Government agency small business administration pools guaranteed by SBA	8	8,432	(75)	5	3,899	(788)	12,331	(863)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	—	—	—	4	2,474	(484)	2,474	(484)
Residential mortgage backed GSE securities	5	4,806	(53)	23	15,347	(3,565)	20,153	(3,618)
Municipal bonds	1	1,941	(10)	49	30,729	(3,577)	32,670	(3,587)
Corporate debt	—	—	—	1	492	(8)	492	(8)
Corporate subordinated debt	4	4,080	(82)	4	4,029	(1,001)	8,109	(1,083)
	18	$19,259	$(220)	89	$58,368	$(9,693)	$77,627	$(9,913)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2024, the Company had 103 securities available-for-sale in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on securities available-for-sale as of September 30, 2024.

Proceeds from maturities and principal payments received on securities available-for-sale were $5,352 and $1,450 for the three months ended September 30, 2024 and 2023, respectively, and $8,055 and $3,661 for the nine months ended September 30, 2024 and 2023, respectively. There were no gross realized gains or losses on securities available-for-sale for the three and nine months ended September 30, 2024 and 2023.

At September 30, 2024 and December 31, 2023, $73.0 million and $74.1 million of securities available-for-sale were pledged as collateral for the Company's Bank Term Funding Program and Borrower-In-Custody secured credit facilities, respectively (see Note 6 Borrowings for more information). As of September 30, 2024 and December 31, 2023, there were no holdings of securities of any issuer, other than the SBA, FHLMC, GNMA and FNMA, whose aggregate carrying value exceeded 10% of stockholders’ equity.

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

Loans consisted of the following at September 30, 2024 and December 31, 2023:

	2024	2023
	(Dollars in thousands)
Commercial real estate (CRE)	$85,696	$86,566
Multifamily (MF)	5,824	7,582
Commercial and industrial (C+I)	24,096	25,511
Acquisition, development, and land (ADL)	13,599	17,520
1-4 family residential (RES)	279,832	268,943
Home equity line of credit (HELOC)	16,678	14,093
Consumer (CON)	12,266	9,816
Total loans	437,991	430,031
Allowance for credit losses on loans	(3,445)	(3,390)
Total loans, net	$434,546	$426,641

Allowance for Credit Losses on Loans ("ACL")

Effective January 1, 2023, the Company adopted the new accounting standard for credit losses, ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended ("ASU 2016-13"). This new accounting standard, commonly referred to as "CECL," significantly changed the methodology for accounting for reserves on loans and unfunded off-balance sheet ("OBS") credit exposures, including certain unfunded loan commitments and standby guarantees. ASU 2016-13 replaced the "incurred loss" methodology used to establish an allowance on loans and off-balance sheet credit exposures, with an "expected loss" approach. Under CECL, the ACL at each reporting period serves as a best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date. Upon adoption of CECL, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the balance sheet on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income. The Company has a policy in place to write-off accrued interest when a loan is placed on non-accrual. Accrued interest is written-off by reversing previously recorded interest income. For loans, write-off typically occurs when a loan has been in default for 90 days or more. An immaterial amount of accrued interest on non-accrual loans was written off during the three and nine months ended September 30, 2024 and 2023, by reversing interest income. Historically, the Company has not experienced uncollectible accrued interest receivable on its securities available-for-sale.

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

The significant key assumptions used with the ACL calculation at September 30, 2024 and December 31, 2023 using the CECL methodology, included:

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

Certain loans which may not share similar risk characteristics with other loans in the portfolio may be tested individually for estimated credit losses, including (i) loans classified as special mention, substandard or doubtful and are on non-accrual status, (ii) a loan modified for a borrower experiencing financial difficulty or (iii) loans that have other unique characteristics. Factors considered in measuring the extent of the expected credit loss for these loans may include payment status, collateral value, borrower's financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

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

Changes in the ACL for the three and nine months ended September 30, 2024 and 2023, under the CECL model, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, June 30, 2024	$745	$107	$234	$70	$1,608	$171	$442	$74	$3,451
(Release) provision for credit losses on loans	(25)	(47)	3	8	44	3	61	(27)	20
Charge-offs	—	—	—	—	—	—	(27)	—	(27)
Recoveries	—	—	—	—	—	—	1	—	1
Balance, September 30, 2024	$720	$60	$237	$78	$1,652	$174	$477	$47	$3,445

Balance, December 31, 2023	$830	$76	$236	$105	$1,601	$156	$357	$29	$3,390
(Release) provision for credit losses on loans	(110)	(16)	1	(27)	51	18	145	18	80
Charge-offs	—	—	—	—	—	—	(27)	—	(27)
Recoveries	—	—	—	—	—	—	2	—	2
Balance, September 30, 2024	$720	$60	$237	$78	$1,652	$174	$477	$47	$3,445

Balance, June 30, 2023	$806	$49	$277	$70	$1,910	$85	$109	$13	$3,319
(Release) provision for credit losses on loans	(18)	22	11	31	(174)	76	95	(13)	30
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, September 30, 2023	$788	$71	$288	$101	$1,736	$161	$204	$—	$3,349

Balance, December 31, 2022, Prior to Adoption of ASC 326	$942	$54	$184	$138	$2,048	$81	$100	$34	$3,581
Impact of adopting ASC 326	(154)	1	89	(18)	(202)	7	14	(32)	(295)
(Release) provision for credit losses on loans	—	16	15	(19)	(110)	73	92	(2)	65
Charge-offs	—	—	—	—	—	—	(4)	—	(4)
Recoveries	—	—	—	—	—	—	2	—	2
Balance, September 30, 2023	$788	$71	$288	$101	$1,736	$161	$204	$—	$3,349

Changes in the ACL for the three months ended September 30, 2024 consisted of a $16,000 provision for credit losses compared to a $120,000 provision for credit losses for the three months ended September 30, 2023. The provision for credit losses for the three months ended September 30, 2024 consisted of a $20,000 provision for credit losses on loans and a $(4,000) release of credit losses for off-balance sheet credit exposures. The provision for credit losses for the three months ended September 30, 2023 consisted of a $30,000 provision for credit losses on loans and a $90,000 provision for credit losses for off-balance sheet credit exposures. Changes in the ACL for the nine months ended September 30, 2024 consisted of a $(20,000) release of credit losses compared to a $170,000 provision for credit losses expense for the nine months ended September 30, 2023. The release of credit losses for the nine months ended September 30, 2024 consisted of an $80,000 provision for credit losses on loans and a $(100,000) release of credit losses for off-balance sheet credit exposures. The provision for credit losses expense for the nine months ended September 30, 2023 consisted of a $65,000 provision for credit losses on loans and a $105,000 provision for credit losses for off-balance sheet credit exposures.

The following is an aging analysis of past due loans by portfolio segment as of September 30, 2024 and December 31, 2023, including non-accrual loans without an ACL:

September 30, 2024:
(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$85,696	$85,696	$—
MF	—	—	—	—	5,824	5,824	—
C+I	—	—	—	—	24,096	24,096	—
ADL	—	—	—	—	13,599	13,599	—
RES	—	—	—	—	279,832	279,832	—
HELOC	—	—	—	—	16,678	16,678	—
CON	—	—	—	—	12,266	12,266	—
	$—	$—	$—	$—	$437,991	$437,991	$—

December 31, 2023:
(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$86,566	$86,566	$—
MF	—	—	—	—	7,582	7,582	—
C+I	—	—	—	—	25,511	25,511	—
ADL	—	—	—	—	17,520	17,520	—
RES	—	131	—	131	268,812	268,943	127
HELOC	—	—	14	14	14,079	14,093	14
CON	—	—	—	—	9,816	9,816	—
	$—	$131	$14	$145	$429,886	$430,031	$141

The Company's collateral-dependent non-accrual RES and HELOC loans with one borrower had an amortized cost basis of $141,000 at December 31, 2023, and was secured by real estate with an appraised value of $216,000. The property was sold on July 19, 2024 and all outstanding balances were repaid. Interest income recognized on non-accrual loans during three and nine months ended September 30, 2024 and 2023 was $-0-. There were no loans past due over 90 days still accruing interest at September 30, 2024 and December 31, 2023. There were no loans collateralized by residential real estate property in the process of foreclosure at September 30, 2024 and December 31, 2023.

There were no loans modified for borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification, if applicable. The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. Because the effect of most modifications made to borrowers experiencing financial difficulty would already be included in the ACL as a result of the measurement methodologies used to estimate the allowance, a change in the ACL is generally not recorded upon modification.

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

Based upon the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of September 30, 2024 and December 31, 2023:

September 30, 2024:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$4,375	$6,957	$13,108	$10,399	$1,907	$18,199	$30,751	$—	$85,696
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	4,375	6,957	13,108	10,399	1,907	18,199	30,751	—	85,696
MF:
Risk rating:
Pass	—	1,919	133	632	1,045	1,789	306	—	5,824
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	1,919	133	632	1,045	1,789	306	—	5,824
C+I:
Risk rating:
Pass	3,354	5,150	5,361	1,815	3,192	2,616	2,434	—	23,922
Special mention	—	—	—	—	—	174	—	—	174
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	3,354	5,150	5,361	1,815	3,192	2,790	2,434	—	24,096
ADL:
Risk rating:
Pass	3,826	9,179	227	367	—	—	—	—	13,599
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	3,826	9,179	227	367	—	—	—	—	13,599
RES:
Risk rating:
Pass	14,940	25,378	43,048	65,255	46,962	84,249	—	—	279,832
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total RES	14,940	25,378	43,048	65,255	46,962	84,249	—	—	279,832
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	16,678	—	16,678
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total HELOC	—	—	—	—	—	—	16,678	—	16,678
CON:
Risk rating:
Pass	3,912	2,486	2,676	1,598	1,370	224	—	—	12,266
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CON	3,912	2,486	2,676	1,598	1,370	224	—	—	12,266
Total	$30,407	$51,069	$64,553	$80,066	$54,476	$107,251	$50,169	$—	$437,991

December 31, 2023:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$7,552	$10,849	$11,977	$2,268	$2,724	$18,713	$32,244	$—	$86,327
Special mention	—	—	—	—	—	239	—	—	239
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	7,552	10,849	11,977	2,268	2,724	18,952	32,244	—	86,566
MF:
Risk rating:
Pass	—	145	5,157	1,081	—	852	347	—	7,582
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	145	5,157	1,081	—	852	347	—	7,582
C+I:
Risk rating:
Pass	5,745	6,580	4,151	2,875	1,537	1,917	2,704	—	25,509
Special mention	—	—	2	—	—	—	—	—	2
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	5,745	6,580	4,153	2,875	1,537	1,917	2,704	—	25,511
ADL:
Risk rating:
Pass	10,511	4,048	1,507	—	1,454	—	—	—	17,520
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	10,511	4,048	1,507	—	1,454	—	—	—	17,520
RES:
Risk rating:
Pass	19,533	43,517	64,226	50,675	20,021	70,844	—	—	268,816
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	127	—	—	127
Total RES	19,533	43,517	64,226	50,675	20,021	70,971	—	—	268,943
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	14,079	—	14,079
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	14	—	14
Total HELOC	—	—	—	—	—	—	14,093	—	14,093
CON:
Risk rating:
Pass	2,902	3,145	1,966	1,512	215	76	—	—	9,816
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CON	2,902	3,145	1,966	1,512	215	76	—	—	9,816
Total	$46,243	$68,284	$88,986	$58,411	$25,951	$92,768	$49,388	$—	$430,031

Certain directors and executive officers of the Company and entities in which they have significant ownership interests are customers of the Bank. Loans outstanding to these persons and entities at September 30, 2024 and December 31, 2023 were $4.5 million and $5.2 million, respectively.

4.
Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $32.0 million and $33.9 million at September 30, 2024 and December 31, 2023, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 15, Fair Value of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee income in the Company’s consolidated statements of income (loss).

The Company’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing income, including late and ancillary fees, was $7,000 and $9,000 for the three months ended September 30, 2024 and 2023, respectively, and $31,000 and $47,000 for the nine months ended September 30, 2024 and 2023, respectively. The Company's residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Company’s market areas.

The following summarizes activity in mortgage servicing rights for the three and nine months ended September 30, 2024 and 2023:

(Dollars in thousands)	2024	2023
Balance, June 30,	$321	$350
Additions	7	—
Payoffs	—	(2)
Change in fair value due to change in assumptions	(20)	(10)
Balance, September 30,	308	338

Balance, January 1,	339	357
Additions	7	—
Payoffs	(7)	(5)
Change in fair value due to change in assumptions	(31)	(14)
Balance, September 30,	$308	$338

5.
Deposits

Deposits consisted of the following at September 30, 2024 and December 31, 2023:

(Dollars in thousands)	September 30, 2024	December 31, 2023
NOW and demand deposits	$165,743	$163,316
Money market deposits	72,838	85,364
Savings deposits	81,115	64,823
Time deposits of $250,000 and greater	17,877	17,107
Time deposits less than $250,000	110,113	74,188
	$447,686	$404,798

At September 30, 2024, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2024	$13,695
2025	75,169
2026	38,220
2027	593
2028	206
2029	107
$127,990

There were $56.7 million and $23.6 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at September 30, 2024 and December 31, 2023, respectively. Additionally, there were $21.8 million and $20.9 million of brokered deposits included in savings deposits at September 30, 2024 and December 31, 2023, respectively. Reciprocal deposits were $6.4 million and $1.1 million at September 30, 2024 and December 31, 2023, respectively.

Deposits from related parties totaled $12.1 million and $10.7 million at of September 30, 2024 and December 31, 2023, respectively.

6.
Borrowings

Federal Home Loan Bank (“FHLB”)

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and certain U.S. government sponsored mortgage-backed securities, in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $94.0 million and $71.8 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

A summary of borrowings from the FHLB is as follows:

	September 30, 2024
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
$73,007

Included in the above borrowings from the FHLB at September 30, 2024 is a $25.0 million long-term advance, with an interest rate of 4.75%, which is callable by the FHLB on October 29, 2024 and quarterly thereafter. Included in the above borrowings from the FHLB at September 30, 2024 and December 31, 2023 is a $25.0 million long-term advance, with an interest rate of 4.38%, which is callable by the FHLB on December 8, 2025 and quarterly thereafter. As of September 30, 2024 and December 31, 2023 borrowings from the FHLB also include $2.3 million and $2.7 million, respectively, of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran-owned businesses, or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%.

At September 30, 2024 and December 31, 2023, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, at September 30, 2024 and December 31, 2023, the Bank had a total of $2.0 million and $5.0 million, respectively, of unsecured Fed Funds borrowing lines of credit with correspondent banks. The entire balance of all these credit facilities was available at September 30, 2024 and December 31, 2023.

Federal Reserve Bank of Boston (“FRB”)

The Bank has established two secured credit facilities with the FRB – Bank Term Funding Program (“BTFP”) and Borrower-In-Custody of Collateral Program (“BIC”). As of September 30, 2024 and December 31, 2023, a $20.0 million BTFP advance is outstanding and collateralized by eligible collateral consisting primarily of government-sponsored enterprise obligations, mortgage-backed securities and collateralized mortgage obligations issued by various U.S. Government agencies, owned as of March 12, 2023, December 31, 2023, and September 30, 2024. The advance matures on December 13, 2024 at a fixed annual rate of 4.89%. The interest rate for term advances under the BTFP are based upon the one-year overnight index swap rate plus 10 basis points and fixed for the term of the advance – up to one year - on the day the advance is made. Advances under the BIC would be collateralized by eligible collateral - principally general obligation municipal bonds. The entire $50.6 million borrowing capacity of the BIC was available at September 30, 2024. No further advances can be requested under the BTFP after March 11, 2024.

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

Notional amounts of financial instruments with off-balance sheet credit risk are as follows as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Unadvanced portions of loans	$41,135	$46,175
Commitments to originate loans	25,095	34,074
Standby letters of credit	125	125

The Company records an ACL for off-balance sheet credit exposures that are not unconditionally cancelable through a charge to the provision (release) for credit losses on the Company’s consolidated statements of income (loss). At September 30, 2024 and December 31, 2023 the ACL for off-balance sheet credit exposures totaled $291,000 and $391,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The release of credit losses for off-balance sheet credit exposures for the three and nine months ended September 30, 2024 was $(4,000) and $(100,000), respectively. The provision for credit losses for off-balance sheet credit exposures for the three and nine months ended September 30, 2023 was $90,000 and $105,000, respectively.

8.
Employee Benefits

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended September 30, 2024 and 2023 were $63,000 and $59,000, respectively, and $176,000 and $163,000 for the nine months ended September 30, 2024 and 2023, respectively.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and its former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at September 30, 2024 and December 31, 2023 relating to this supplemental retirement plan was $804,000 and $735,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. The projected rate of salary increase for its current President was 3%. The expense of this salary retirement plan was $37,000 and $32,000 for the three months ended September 30, 2024 and 2023, respectively, and $110,000 and $99,000 for each of the nine months ended September 30, 2024 and 2023, respectively.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at September 30, 2024 and December 31, 2023 relating to this plan was $596,000 and $581,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at September 30, 2024 and December 31, 2023. Total supplemental retirement plan expense amounted to $14,000 and $19,000 for the three months ended September 30, 2024 and 2023, respectively, and $44,000 and $57,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At September 30, 2024 and December 31, 2023, the total deferred directors' fees amounted to $929,000 and $718,000, respectively.

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

The ESOP funded its purchase of 423,715 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2047. At September 30, 2024 and December 31, 2023, the remaining principal balance on the ESOP debt was $4.2 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2024 and 2023 was $35,000 and $29,000, respectively, and $103,000 and $99,000 for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, total unearned compensation for the ESOP was $3.9 million and $4.0 million, respectively.

	September 30, 2024	December 31, 2023
Shares held by the ESOP include the following:
Allocated	55,218	39,864
Committed to be allocated	11,517	15,354
Unallocated	356,980	368,497
Total	423,715	423,715

The fair value of unallocated shares was approximately $3.2 million and $2.8 million at September 30, 2024 and December 31, 2023, respectively.

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

On May 25, 2023, 249,144 incentive and non-statutory stock options to purchase shares of common stock were granted to directors for their services on the board of directors and certain members of management. The Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. Since it was determined that the Company lacked sufficient historical closing stock prices, the expected volatility assumption was based upon a combination of actual historical volatility combined with the historical volatility developed for comparable companies. Also, since the Company lacked the appropriate historical data, the expected term of the option was calculated using the simplified method. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated grant date fair value of each option is expensed as employee benefits expense ratably over the vesting period. The expense recognized for this equity incentive plan was $62,000 and $67,000 for the three months ended September 30, 2024 and 2023, respectively, which provided a tax benefit of $16,000 and $18,000, respectively. The expense recognized for this equity incentive plan was $187,000 and $88,000 for the nine months ended September 30, 2024 and 2023, respectively, which provided a tax benefit of $50,000 and $24,000, respectively. At September 30, 2024 and December 31, 2023, total unrecognized compensation expense for this equity incentive plan was $411,000 and $598,000, respectively, with a 1.6 and 2.4 year weighted average future recognition period, respectively.

A summary of non-vested stock options outstanding as of September 30, 2024 and December 31, 2023 and changes during the periods then ended is presented below:

	Three Months Ended September 30, 2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Non-vested at beginning of period	166,096	$8.06	8.9	$234
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested at end of period	166,096	$8.06	8.7	$252

	Nine Months Ended September 30, 2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Non-vested at beginning of period	249,144	$8.06	9.4	$—
Granted	—	—	—	—
Vested	(83,048)	8.06	—	—
Forfeited	—	—	—	—
Non-vested at end of period	166,096	$8.06	8.7	$252

	Year Ended December 31, 2023
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Non-vested at beginning of period	—	$—	—	$—
Granted	249,144	8.06	9.4	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested at end of period	249,144	$8.06	9.4	$—

Date of grant	5/25/2023
Options granted	249,144
Exercise price	$8.06
Vesting period(1)	3 years
Expiration date	5/25/2033
Expected volatility	27.8%
Expected term	6.5 years
Expected dividend yield	0%
Expected forfeiture rate	0%
Risk free interest rate	3.9%
Fair value per option	$3.00
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

A summary of non-vested restricted shares outstanding as of September 30, 2024 and December 31, 2023 and changes during the periods then ended is presented below:

	Three and Nine Months Ended September 30, 2024
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of period	33,629	$11.80
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at end of period	33,629	$11.80

	Year Ended December 31, 2023
Restricted stock:
Non-vested at beginning of year	64,785	$11.95
Granted	2,478	7.99
Vested	(33,634)	11.80
Forfeited	—	—
Non-vested at end of year	33,629	$11.80

The expense recognized for this equity incentive plan was $102,000 for the three months ended September 30, 2024 and 2023, and $306,000 and $298,000, for the nine months ended September 30, 2024 and 2023, respectively, which provided a tax benefit of $27,000 for each of the three months ended September 30, 2024 and 2023, and $81,000 and $80,000 for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, total unrecognized compensation expense for this equity incentive plan was $44,000 and $350,000, respectively, with a 0.1 and 0.9 year weighted average future recognition period, respectively.

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

On June 11, 2024, the Bank entered into and closed on an agreement with a single purchaser for the purchase and sale of four properties formerly owned and operated by the Bank, which included four branches (with an adjacent drive thru) and a parking lot, each adjacent to a sold branch, for an aggregate cash purchase price of $7.5 million. Concurrently with the sale-leaseback transaction, the Bank entered into an absolute net lease agreement with the purchaser under which the Bank will lease the properties for an initial term of 15 years with one renewal option of 15 years. The lease agreement includes a 2.5% annual rent escalation during the initial term and during the renewal term, if exercised. The sale-leaseback transaction resulted in a pre-tax gain of $2.5 million which is included in non-interest income in the accompanying consolidated statements of income (loss). The Company’s operating lease ROU asset and corresponding operating lease liability of $5.2 million primarily resulted in an increase in ROU assets and lease liabilities at September 30, 2024 (included in other assets and other liabilities), compared to December 31, 2023. Additionally, the Company recorded a $1.5 million finance lease liability related to this agreement representing the portion of the gain not eligible for immediate recognition. The Company's obligation under this operating lease expires in June 2039 and has future lease payments of $9.3 million as of September 30, 2024. Total lease expense for this operating lease was $131,000 and $-0- for the three months ended September 30, 2024 and 2023, respectively, and $160,000 and $-0- for the nine months ended September 30, 2024, respectively.

During 2023, the Company completed a conversion of all of its branch ATMs from owned equipment to leased equipment and recognized a $2,000 loss on the disposition of all ATM-related equipment. The Company's obligation under the operating lease related to these ATMs expires in August 2030 and has future lease payments of $451,000 as of September 30, 2024. Total lease expense under the operating lease related to these ATMs was $19,000 and $6,000 for the three months ended September 30, 2024 and 2023, respectively, and $57,000 and $6,000 for the nine months ended September 30, 2024 and 2023, respectively.

The Company's obligation under an operating lease related to a branch not included in the sale-leaseback transaction expires in August 2027 and has future lease payments of $123,000 as of September 30, 2024. Total lease expense for this obligation was $10,000 for the three months ended September 30, 2024 and 2023, respectively, and $29,000 and $27,000 for the nine months ended September 30, 2024 and 2023, respectively. This lease agreement contains clauses calling for escalation of minimum lease payments contingent on increases in LIBOR, or a similar replacement index, and the consumer price index.

The following tables summarize information related to the Company’s lease portfolio and other supplemental lease information as of and for the periods ended:

	September 30, 2024		December 31, 2023
	Operating	Finance	Operating	Finance
	(Dollars in thousands)		(Dollars in thousands)
ROU assets	$5,719	$—	$587	$—
Lease liabilities	5,719	1,523	587	—
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)	13.90	14.67	5.85	—
Weighted-average discount rate(1)	7.81%	8.12%	4.79%	—

(1) A lease implicit rate or incremental borrowing rate is used based on information available at commencement date of lease.

	Three months ended September 30,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70	$16
Operating cash flows from finance lease	13	—
ROU assets obtained in exchange for lease obligations:
Net operating lease cost	70	16
Finance lease cost:
Amortization of right-of-use assets	13	—
Interest on lease liabilities	25	—
Total lease cost	$108	$16

	Nine months ended September 30,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$131	$38
Operating cash flows from finance lease	16	—
Financing cash flows from finance lease	1,539	—
ROU assets obtained in exchange for lease obligations:
Operating leases	5,263	—
Net operating lease cost	131	38
Finance lease cost:
Amortization of right-of-use assets	16	—
Interest on lease liabilities	31	—
Total lease cost	$178	$38

The total minimum lease payments due in future periods for lease agreements in effect at September 30, 2024 were as follows:

As of September 30, 2024	Future Minimum Lease Payments
(Dollars in thousands)	Operating	Finance
Remainder of 2024	$162	$38
2025	654	156
2026	666	160
2027	666	164
2028	651	168
Thereafter	7,038	2,022
Total minimum lease payments	9,837	2,708
Less: interest	(4,118)	(1,185)
Total lease liability	$5,719	$1,523

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

	Three Months Ended September 30,
Reclassification Adjustments	2024	2023	Affected Line Item in Consolidated Statements of Income (Loss)
	(Dollars in thousands)
Net amortization of bond premiums	$146	$222	Interest on debt securities
Tax effect	(39)	(60)	Income tax benefit
	107	162	Net income (loss)
Net interest income on swaps	(21)	—	Interest on deposits
Tax effect	6	—	Income tax benefit
	(15)	—	Net income (loss)
Total reclassification adjustments	$92	$162

	Nine Months Ended September 30,
Reclassification Adjustments	2024	2023	Affected Line Item in Consolidated Statements of Income (Loss)
	(Dollars in thousands)
Net amortization of bond premiums	$431	$712	Interest on debt securities
Tax effect	(116)	(191)	Income tax benefit
	315	521	Net income (loss)
Net interest income on swaps	(21)	—	Interest on deposits
Tax effect	6	—	Income tax benefit
	(15)	—	Net income (loss)
Gain on termination of interest rate swaps	—	(849)	Gain on termination of interest rate swaps
Tax effect	—	230	Income tax benefit
	—	(619)	Net income (loss)
Total reclassification adjustments	$300	$(98)

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Income (Losses) on AFS Securities(1)	Net Unrealized Losses on Cash Flow Hedges(1)	AOCI(1)
Balance at June 30, 2024	$(7,153)	$—	$(7,153)
Other comprehensive income (loss) before reclassification	2,182	(96)	2,086
Amounts reclassified from AOCI	107	(15)	92
Other comprehensive income (loss)	2,289	(111)	2,178
Balance at September 30, 2024	$(4,864)	$(111)	$(4,975)

Balance at June 30, 2023	$(9,922)	$—	$(9,922)
Other comprehensive loss before reclassification	(5,023)	—	(5,023)
Amounts reclassified from AOCI	162	—	162
Other comprehensive loss	(4,861)	—	(4,861)
Balance at September 30, 2023	$(14,783)	$—	$(14,783)

Balance at December 31, 2023	$(5,944)	$—	$(5,944)
Other comprehensive income (loss) before reclassification	765	(96)	669
Amounts reclassified from AOCI	315	(15)	300
Other comprehensive income (loss)	1,080	(111)	969
Balance at September 30, 2024	$(4,864)	$(111)	$(4,975)

Balance at December 31, 2022	$(10,428)	$701	$(9,727)
Other comprehensive loss before reclassification	(4,876)	(82)	(4,958)
Amounts reclassified from AOCI	521	(619)	(98)
Other comprehensive loss	(4,355)	(701)	(5,056)
Balance at September 30, 2023	$(14,783)	$—	$(14,783)

(1)
All amounts are net of tax.

12.
Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of September 30, 2024, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework, for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of September 30, 2024 and December 31, 2023, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of September 30, 2024 and December 31, 2023 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total Capital (to risk-weighted assets)	$57,150	15.66%	$29,192	8.00%	$36,490	10.00%	$38,314	10.50%
Tier 1 Capital (to risk-weighted assets)	53,414	14.64%	21,894	6.00	29,192	8.00	31,016	8.50
Tier 1 Capital (to average assets)	53,414	9.05%	23,617	4.00	29,522	5.00	23,617	4.00
Common Equity Tier 1 (to risk-weighted assets)	53,414	14.64%	16,420	4.50	23,718	6.50	25,543	7.00

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital (to risk-weighted assets)	$55,701	15.32%	$29,090	8.00%	$36,363	10.00%	$38,181	10.50%
Tier 1 Capital (to risk-weighted assets)	51,878	14.27	21,818	6.00	29,090	8.00	30,908	8.50
Tier 1 Capital (to average assets)	51,878	9.19	22,592	4.00	28,240	5.00	22,592	4.00
Common Equity Tier 1 (to risk-weighted assets)	51,878	14.27	16,363	4.50	23,636	6.50	25,454	7.00

13.
Treasury Stock

Common Stock Repurchases

On April 11, 2024, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to 507,707 shares of common stock, representing approximately 10% of shares then outstanding, which became effective on May 14, 2024. The Company holds repurchased shares in its treasury. As of September 30, 2024, the Company has repurchased 358,702 shares under this stock repurchase program. As of September 30, 2024 and December 31, 2023, the Company held a total of 474,150 and 115,448 shares in its treasury, respectively.

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

On January 17, 2023, the Company terminated both of its interest rate swap derivative instruments at a gain of $849,000. The Company recognized the change in fair value of these hedging instruments, previously accumulated in AOCI, as a gain on termination of interest rate swaps in its consolidated statement of income (loss) for the nine months ended September 30, 2023 as it was determined that it was probable that the hedged forecasted transaction - the variability in cash flows related to 90-day advances from the FHLB - would not occur by the end of the original maturity dates of the hedging instruments. The use of derivatives for debt hedging as part of the Company's overall interest rate risk management strategy has been infrequent as the Company has utilized other interest rate risk management activities to achieve similar business purposes. Also, $536,000 of cash posted to the counterparty as collateral on these interest rate swaps contracts was returned to the Company. The changes in the fair value of interest rate swaps were reported in other comprehensive income (loss) and were subsequently reclassified into interest expense or income in the period that the hedged transactions affected earnings. The change in fair value for these derivative instruments for the three months ended September 30, 2024 and 2023, was $-0-, and $-0- and $(112,000) for the nine months ended September 30, 2024 and 2023, respectively.

On July 12, 2024, the Company entered into a two-year interest rate contract that was designated as fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of its index-based brokered deposits included in savings deposits and its change in fair value attributable to the movement in the one-month SOFR. The carrying amount of the hedged liability located in “savings deposits" includes the savings account balance used to designate hedging relationships in which the hedged items are the stated amount of liabilities anticipated to be outstanding for the designated hedged period. The carrying amount of the savings deposit used in the hedged relationship was $21.2 million. Under the "portfolio layer" approach, the Company designated a $10.0 million notional amount of portfolio liabilities that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer. At inception, this fair value hedge has a pay fixed rate of 4.33% and a received rate of 5.32%. The change in the fair value of the interest rate swap was reported in other comprehensive income (loss) and was subsequently reclassified into interest expense or income in the period that the hedged transaction affected earnings. The change in fair value for this derivative instrument for the three and nine months ended September 30, 2024 was $(152,000). For the three and nine months ended September 30, 2024, $21,000 of interest income was reclassified from AOCI into expense.

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

As of September 30, 2024 and December 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Location in Consolidated Balance Sheets	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Securities available-for-sale, at fair value	$10,178	$10,126	$178	$126
Total loans	50,788	50,632	788	632
Total	$60,966	$60,758	$966	$758

The carrying amount of the hedged asset located in “total loans” includes the amortized cost basis of closed portfolios of fixed-rate residential loans used to designate hedging relationships in which the hedged items are the stated amount of assets anticipated to be outstanding for the designated hedged period. At September 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios of fixed-rate residential loans used in the hedging relationship was in excess of the carrying amount of the hedged asset. At September 30, 2024 and December 31, 2023, the cumulative basis adjustments associated with this hedging relationship was $788,000 and $632,000, respectively; and the notional amount of the designated hedged item was $50.0 million. Under the "portfolio layer" approach, the Company designated a $50.0 million notional amount of portfolio assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer.

The carrying amount of the hedged asset located in “securities available-for-sale, at fair value” includes the principal amount of municipal bonds used to designate hedging relationships in which the hedged items are the stated amount of assets anticipated to be outstanding for the designated hedged period. At September 30, 2024 and December 31, 2023, the par value of the municipal bonds used in this hedging relationship was $19.3 million; the cumulative basis adjustments associated with these hedging relationships was $178,000 and $126,000, respectively; and the notional amount of the designated hedged items were $10.0 million. Under the "portfolio layer" approach, the Company designated a $10.0 million notional amount of portfolio assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer.

The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of potential loss exposure. At September 30, 2024 and December 31, 2023, the Company’s fair value hedges had a remaining maturity of 1.97 and 2.73 years, respectively, an average pay fixed rate of 4.29% and an average received rate of 5.30%.

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

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Derivative Assets			Derivative Liabilities
	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
(Dollars in thousands)
September 30, 2024
Derivatives designated as hedging instruments:
Interest rate contracts - fair value hedge	$60,000	Other assets	$—	$—	Other liabilities	$966
Interest rate contracts - cash flow hedge	10,000	Other assets	—	—	Other liabilities	152
Total derivatives designated as hedging instruments	$70,000		$—	$—		$1,118

Total derivatives designated as hedging instruments:
Derivatives not designated as hedging instruments:
Customer loan swaps	$4,665	Other assets	$143	$4,665	Other liabilities	$143
Total derivatives not designated as hedging instruments			$143			$143

December 31, 2023
Derivatives designated as hedging instruments:
Interest rate contracts - fair value hedge	$60,000	Other assets	$—	$—	Other liabilities	$758
Total derivatives designated as hedging instruments
Derivatives not designated as hedging instruments:
Customer loan swaps	$4,766	Other assets	$90	$4,766	Other liabilities	$90
Total derivatives not designated as hedging instruments			$90			$90

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income (loss) for the periods presented:

Amount of (Loss) Gain Recognized in Income (Loss)
		Three Months Ended		Nine Months Ended
		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(Dollars in thousands)	Location of Gain
Customer loan swaps	Interest and fees on loans	$—	$(12)	$—	$83

Credit-risk-related Contingent Features

By entering into derivative transactions, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, and other monitoring procedures. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s board of directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. As of September 30, 2024 and December 31, 2023, the Company posted $2.3 million and $1.6 million, respectively, of cash to the counterparties as collateral on its interest rate swap contracts and customer loan swaps, which was presented within cash and due from banks on the consolidated balance sheets.

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

The following tables present the information about derivative positions that are eligible for offset in the consolidated balance sheets as of September 30, 2024 and December 31, 2023:

				Gross Amounts Not Offset
(Dollars in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments Pledged (Received)	Cash Collateral Pledged (Received) (1)	Net Amount
September 30, 2024
Derivative Assets:
Interest rate contracts - fair value hedges (2)	$—	$—	$—	$—	$—	$—
Interest rate contracts - cash flow hedge (2)	—	—	—	—	—	—
Customer loan swaps - commercial customer (3)	143	—	143	—	143	—
Total	$143	$—	$143	$—	$143	$—

Derivative Liabilities:
Interest rate contracts - fair value hedges (2)	$966	$—	$966	$—	$966	$—
Interest rate contracts - cash flow hedge (2)	152	—	152	—	152	—
Customer loan swaps - dealer bank (3)	143	—	143	—	—	143
Total	$1,261	$—	$1,261	$—	$1,118	$143
December 31, 2023
Derivative Assets:
Interest rate contracts - fair values hedges (2)	$—	$—	$—	$—	$—	$—
Customer loan swaps - dealer bank (3)	90	—	90	—	—	90
Total	$90	$—	$90	$—	$—	$90

Derivative Liabilities:
Interest rate contracts - fair value hedges (2)	$758	$—	$758	$—	$758	$—
Customer loan swaps - commercial customer (3)	90	—	90	—	—	90
Total	$848	$—	$848	$—	$758	$90

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at September 30, 2024 and December 31, 2023.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2024
Securities available-for-sale:
U.S. Government-sponsored enterprises ("GSE") obligations	$1,432	$—	$1,432	$—
U.S. Government agency small business administration pools guaranteed by the SBA	13,862	—	13,862	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	15,263	—	15,263	—
Residential mortgage-backed GSE securities	39,774	—	39,774	—
Municipal bonds	54,577	—	54,577	—
Corporate debt	487	—	487	—
Corporate subordinated debt	7,609	—	7,609	—
Other assets:
Mortgage servicing rights	308	—	—	308
Derivatives	143	—	143	—
Other liabilities:
Derivatives	152	—	152	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2023
Securities available-for-sale:
U.S. Government-sponsored enterprises ("GSE") obligations	$1,398	$—	$1,398	$—
U.S. Government agency small business administration pools guaranteed by the SBA	15,583	—	15,583	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	2,474	—	2,474	—
Residential mortgage-backed GSE securities	38,221	—	38,221	—
Municipal bonds	54,692	—	54,692	—
Corporate debt	492	—	492	—
Corporate subordinated debt	8,994	—	8,994	—
Other assets:
Mortgage servicing rights	339	—	—	339
Derivatives	90	—	90	—
Other liabilities:
Derivatives	848	—	848	—

For the nine months ended September 30, 2024 and 2023, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2024	$339
Included in net income (loss)	(31)
Balance as of September 30, 2024	$308
Total unrealized net gains (losses) included in net income related to assets still held as of September 30, 2024	$—

Balance as of January 1, 2023	$357
Included in net (loss) income	(7)
Balance as of September 30, 2023	$350
Total unrealized net gains (losses) included in net income related to assets still held as of September 30, 2023	$—

(1) Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income in the Company’s consolidated statements of income (loss).

For Level 3 assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2024
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	5.16% - 31.48%	7.58%	$308
		Discount Rate	9.125% - 9.125%	9.13%
		Delinquency Rate	2.22% - 2.79%	2.32%
		Default Rate	0.14% - 0.14%	0.14%

	December 31, 2023
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	5.35% - 20.53%	6.85%	$339
		Discount Rate	9.375% - 9.375%	9.38%
		Delinquency Rate	2.08% - 2.60%	2.17%
		Default Rate	0.12% - 0.14%	0.14%

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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At September 30, 2024 and December 31, 2023, there were no assets or liabilities measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at September 30, 2024 or December 31, 2023.

ASC Topic 825,“Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASC Topic 825 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At September 30, 2024 and December 31, 2023, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at September 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Financial Assets:
Cash and due from banks	$16,517	$16,517	$16,517	$—	$—
Federal Home Loan Bank stock	2,498	2,498	—	2,498	—
Bank-owned life insurance	4,749	4,749	—	4,749	—
Loans, net	434,546	397,800	—	—	397,800
Accrued interest receivable	2,351	2,351	2,351	—	—
Financial Liabilities:
Deposits	$447,686	$447,908	$319,844	$128,064	$—
Advances from Federal Home Loan Bank	52,268	52,640	—	52,640	—
Advances from Federal Reserve Bank	20,000	20,005	—	20,005	—
Mortgagors’ tax escrow	1,996	1,996	—	1,996	—
Accrued interest payable	1,233	1,233	1,233	—	—
December 31, 2023
Financial Assets:
Cash and due from banks	$6,069	$6,069	$6,069	$—	$—
Federal Home Loan Bank stock	2,986	2,986	—	2,986	—
Bank-owned life insurance	4,663	4,663	—	4,663	—
Loans, net	426,641	376,772	—	—	376,772
Accrued interest receivable	2,294	2,294	2,294	—	—
Financial Liabilities:
Deposits	$404,798	$403,489	$313,503	$89,986	$—
Advances from Federal Home Loan Bank	73,007	73,162	—	73,162	—
Advances from Federal Reserve Bank	20,000	20,020	—	20,020	—
Mortgagors’ tax escrow	640	640	—	640	—
Accrued interest payable	380	380	380	—	—

16. Earnings Per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Earnings (loss) per common share - basic:
Numerator:
Net income (loss) applicable to common shareholders	$44	$(911)	$895	$(987)

Denominator:
Weighted average common shares outstanding	4,101,543	4,638,225	4,447,432	4,648,651
Earnings (loss) per common share - basic	$0.01	$(0.20)	$0.20	$(0.21)

Earnings (loss) per common share - diluted:
Numerator:
Net income (loss) applicable to common shareholders	$44	$(911)	$895	$(987)

Denominator:
Weighted average common shares outstanding	4,101,543	4,638,225	4,447,432	4,648,651
Dilutive effect of common stock equivalents(1)	241,212	—	237,460	—
Weighted average diluted common shares outstanding	4,342,755	4,638,225	4,684,892	4,648,651
Earnings (loss) per common share - diluted	$0.01	$(0.20)	$0.19	$(0.21)

(1) Not adjusted for potentially dilutive shares for periods where a net loss was recognized. The three and nine months ended September 30, 2023 excludes 32,393 of stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

17. Subsequent Events

On November 1, 2024, the Company terminated a fair value hedging relationship with a notional value of $25.0 million associated with a portion of its residential mortgage loan portfolio, which resulted in a swap termination payment to a counterparty totaling $398,000. The corresponding residential mortgage fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated residential mortgages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at September 30, 2024 and consolidated results of operations for the three and nine months ended September 30, 2024 and 2023. It should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report and with the Company’s audited consolidated financial statements and accompanying notes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 29, 2024 with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comparison of Financial Condition at September 30, 2024 (unaudited) and December 31, 2023

Total Assets. Total assets were $601.8 million as of September 30, 2024, an increase of $30.7 million, or 5.4%, compared to total assets of $571.0 million at December 31, 2023. The increase was due primarily to a $10.4 million increase in cash and due from banks, a $7.9 million increase in net loans, a $11.2 million increase in securities available-for-sale, and a $5.0 million increase in other assets, offset by a $3.4 million decrease in land, building and equipment, net. The increase in other assets and decrease in land, building and equipment, net, was due primarily to accounting for the sale-leaseback transaction encompassing the Bank's main office and branches which was completed on June 11, 2024.

Cash and Due From Banks. Cash and due from banks increased $10.4 million, or 172.2%, to $16.5 million at September 30, 2024 from $6.1 million at December 31, 2023. This increase primarily resulted from a $42.9 million increase in total deposits and $7.4 million of net proceeds from the sale of land and building, offset by a $20.7 million decrease in borrowings, a $7.9 million increase in net loans, a $11.2 million increase in securities available-for-sale, and $3.3 million of common stock repurchases during the nine months ended September 30, 2024.

Available-for-Sale Securities. Available-for-sale securities increased by $11.2 million, or 9.2%, to $133.0 million at September 30, 2024 from $121.9 million at December 31, 2023. This increase was primarily due to investment purchases totaling $18.1 million and a $1.5 million decrease in net unrealized losses within the portfolio, offset by $8.1 million of proceeds from maturities and principal payments during the nine months ended September 30, 2024. The unrealized losses within the portfolio are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore we recorded no allowance for credit losses on available-for-sale debt securities as of September 30, 2024.

The following table sets forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of September 30, 2024
	One Year or Less		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
U.S. Government sponsored enterprises ("GSE") obligations	$—	—	$—	—	$1,648	1.21%	$—	—	$1,648	1.21%
U.S. Government agency small business administration pools guaranteed by the SBA	—	—	—	—	5,339	5.45%	9,198	4.68%	14,537	4.96%
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	—	—	—	—	1,750	3.39%	13,844	5.57%	15,594	5.32%
Residential mortgage- backed GSE securities	—	—	761	3.47%	—	—	41,405	4.01%	42,166	4.00%
Municipal bonds	—	—	—	—	949	2.86%	55,945	3.18%	56,894	3.18%
Corporate debt	—	—	500	7.00%	—	—	—	—	500	7.00%
Corporate subordinated debt	—	—	—	—	8,321	6.03%	—	—	8,321	6.03%
	—	—	$1,261	4.87%	$18,007	4.99%	$120,392	3.85%	$139,660	4.01%
Net Loans. Net loans increased $7.9 million, or 1.9%, to $434.5 million at September 30, 2024 from $426.6 million at December 31, 2023. During the nine months ended September 30, 2024, we originated $5.9 million of loans, net of principal collections, and purchased $1.8 million of participation interests in commercial and industrial loans through our membership in a national community bank loan program. As of September 30, 2024 and December 31, 2023, the portfolio of purchased loans had an outstanding principal balance of $34.1 million and $33.3 million, respectively, and were performing in accordance with their original repayment terms.

One- to four-family residential mortgage loans increased $10.9 million, or 4.0%, to $279.8 million at September 30, 2024 from $268.9 million at December 31, 2023. Commercial real estate mortgage loans decreased $870,000, or 1.0%, to $85.7 million at September 30, 2024 from $86.6 million at December 31, 2023. Multi-family loans decreased $1.8 million, or 23.2%, to $5.8 million at September 30, 2024 from $7.6 million at December 31, 2023. Commercial and industrial loans decreased $1.4 million, or 5.6%, to $24.1 million at September 30, 2024 from $25.5 million at December 31, 2023. Acquisition, development, and land loans decreased $3.9 million, or 22.4%, to $13.6 million at September 30, 2024 from $17.5 million at December 31, 2023. Home equity loans and lines of credit increased $2.6 million, or 18.3%, to $16.7 million at September 30, 2024 from $14.1 million at December 31, 2023. Consumer loans increased $2.5 million, or 25.0%, to $12.3 million at September 30, 2024 from $9.8 million at December 31, 2023.

Our strategy to grow the balance sheet continues to be through originations and, to a lesser extent, purchases of one- to four-family residential mortgage loans, commercial and industrial loans, and consumer loans secured by manufactured housing properties, while also diversifying into higher yielding commercial real estate mortgage loans and commercial and industrial loans to improve net margins and manage interest rate risk. We also continue to consider selling selected, conforming 15-year and 30-year residential fixed rate mortgage loans to the secondary market on a servicing retained basis as market conditions allow, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

Our ACL on loans was $3.4 million at September 30, 2024 and December 31, 2023. The Company measures and records it ACL based upon ASC Topic 326 and its credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. ASC Topic 326 requires financial assets measured at amortized cost, including loans, to be presented at the net amount expected to be collected, through an ACL that are expected to occur over the remaining life of the asset, rather than incurred losses. ASC Topic 326 requires the measurement of all expected credit losses for loans held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASC Topic 326 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied at prior reporting dates are still permitted, though the inputs to those techniques have changed to reflect the full amount of expected credit losses. The Bank has selected the Weighted Average Remaining Maturity Model (“WARM” or "CECL model"), for the loss calculation of each of the Bank’s loan pools utilizing a third-party software application. The WARM uses a quarterly loss rate and future expectations of loan balances to calculate an ACL. A loss rate is applied to pool balances over time.

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses. As of September 30, 2024 and December 31, 2023, the aggregate amount of uninsured deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was estimated not to exceed $110.3 million, or 24.7% of total deposits, and $102.5 million, or 25.3% of total deposits, respectively.

For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we began offering in late 2023 the CDARS® program, which allows us to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance coverage. We receive a like amount of deposits from other participating financial institutions. In addition, we offer the ICS™ program, an insured deposit “sweep” program for demand deposits which is a product offered by IntraFi Network, LLC, which is also the provider of the CDARS® program. Similarly to the certificates of deposit’s discussed above, we receive a like amount of deposits from other financial institutions and all customer deposits are insured by the FDIC. These “reciprocal” CDARS® and ICS deposits are classified as “brokered” deposits in regulatory reports and "core" deposits in our consolidated balance sheet. At September 30, 2024 our “reciprocal” CDARS® and ICS deposits were $-0- and $6.4 million, respectively. At December 31, 2023, our “reciprocal” CDARS® and ICS deposits were $-0- and $1.1 million, respectively.

Deposits increased $42.9 million, or 10.6%, to $447.7 million at September 30, 2024 from $404.8 million at December 31, 2023 primarily as a result of an $14.9 million increase in commercial deposits and a $28.0 million increase in retail deposits. Core deposits (defined as deposits other than time deposits) increased $6.2 million, or 2.0%, to $319.7 million at September 30, 2024 from $313.5 million at December 31, 2023. As of September 30, 2024, savings deposits increased $16.3 million, money market deposits decreased $12.5 million, NOW and demand deposit accounts increased $2.4 million and time deposits increased $36.7 million. There were $56.7 million and $23.6 million of brokered deposits included in time deposits at September 30, 2024 and December 31, 2023, respectively. Additionally, there were $21.8 million and $20.9 million of brokered deposits included in savings deposits at September 30, 2024 and December 31, 2023, respectively. Deposits from related parties totaled $12.1 million and $10.7 million at of September 30, 2024 and December 31, 2023, respectively.

Borrowings. Total borrowings decreased $20.7 million, or 22.3%, to $72.3 million at September 30, 2024 from $93.0 million at December 31, 2023. Advances from FHLB decreased $20.7 million, or 28.4%, to $52.3 million at September 30, 2024 from $73.0 million at December 31, 2023 due primarily to a $42.9 million increase in total deposits offset by borrowings required in support of the Company’s investment and loan growth initiatives.

Total Stockholders’ Equity. Total stockholders’ equity decreased $829,000, or 1.2%, to $65.8 million at September 30, 2024 from $66.6 million at December 31, 2023. This decrease was due primarily to $3.3 million of common stock repurchases offset by other comprehensive income of $969,000 related to net changes in unrealized holding losses in the available-for-sale securities portfolio as a result of decreases in market interest rates during the nine months ended September 30, 2024, net income of $895,000 for the nine months ended September 30, 2024, and the recognition of $421,000 of previously unearned compensation.

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

Non-performing loans were $-0- and $141,000 at September 30, 2024 and December 31, 2023, respectively. At December 31, 2023, non-performing loans consisted of a residential mortgage loan and an associated home equity loan with outstanding balances totaling $141,000 and an estimated collateral market value of $216,000. The property was sold on July 19, 2024 and all outstanding balances were repaid. At September 30, 2024 and December 31, 2023, we had no foreclosed assets.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and September 30, 2023

Net Income (Loss). Net income was $44,000 for the three months ended September 30, 2024, compared to a net loss of $911,000 for the three months ended September 30, 2023, an increase of $955,000, or 104.8%. The increase was due primarily to a $415,000 increase in net interest and dividend income, a $104,000 decrease in provision for credit losses, a decrease in non-interest expenses of $173,000, and a $213,000 increase in income tax benefit during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Interest and Dividend Income. Total interest and dividend income increased $1.4 million, or 26.9%, to $6.6 million for the three months ended September 30, 2024 compared to $5.2 million for the three months ended September 30, 2023. This increase was due to a $567,000 increase in interest and dividend income on investments and a $820,000 increase in interest and fees on loans.

Average interest-earning assets increased $38.4 million, to $574.6 million for the three months ended September 30, 2024 from $536.2 million for the three months ended September 30, 2023. The weighted average annualized yield on interest earning-assets increased to 4.56% for the three months ended September 30, 2024 from 3.85% for the three months ended September 30, 2023 primarily due to an increase in market interest rates. The weighted average annualized yield for the loan portfolio increased to 4.67% for the three months ended September 30, 2024 from 4.09% for the three months ended September 30, 2023 due primarily to an increase in market interest rates. The weighted average annualized yield for all other interest-earning assets increased to 4.22% for the three months ended September 30, 2024 from 3.00% for the three months ended September 30, 2023 due primarily to an increase in market interest rates.

Interest Expense. Total interest expense increased $972,000, or 37.4%, to $3.6 million for the three months ended September 30, 2024 from $2.6 million for the three months ended September 30, 2023. Interest expense on deposits increased $1.0 million, or 62.5%, to $2.7 million for the three months ended September 30, 2024 from $1.7 million for the three months ended September 30, 2023. The average balance of interest-bearing deposits increased $47.3 million, or 14.4%, to $375.8 million for the three months ended September 30, 2024 from $328.5 million for the three months ended September 30, 2023 primarily as a result of an increase in the average balance of savings and time deposits offset by a decrease in the average balances of money market deposits and NOW and demand deposits. The weighted average annualized rate of interest-bearing deposits increased to 2.88% for the three months ended September 30, 2024 from 2.03% for the three months ended September 30, 2023 primarily as a result of an increase in market interest rates.

Interest expense on borrowings decreased $71,000 to $857,000, or 7.7%, for the three months ended September 30, 2024 from $928,000 for the three months ended September 30, 2023 primarily due to a decrease in the average balance of borrowings. The average balance of borrowings decreased $5.8 million, or 7.4%, to $72.4 million for the three months ended September 30, 2024 from $78.2 million for the three months ended September 30, 2023. The weighted average annualized rate of borrowings decreased to 4.73% for the three months ended September 30, 2024 from 4.75% for the three months ended September 30, 2023.

Net Interest and Dividend Income. Net interest and dividend income increased $415,000, or 16.2%, to $3.0 million for the three months ended September 30, 2024 from $2.6 million for the three months ended September 30, 2023. This increase was due to an increase of $38.4 million, or 7.2%, in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans, taxable debt securities, and interest-bearing deposits with other banks offset by a decrease in the average balances of non-taxable debt securities and Federal Home Loan Bank stock, during the three months ended September 30, 2024, offset by a $41.6 million, or 10.2%, increase in the average balance of interest-bearing liabilities, consisting primarily of increases in the average balances of savings and time deposits, offset by decreases in the average balances of borrowings, money market deposits and NOW and demand deposits. Annualized net interest margin increased to 2.08% for the three months ended September 30, 2024 from 1.92% for the three months ended September 30, 2023 due primarily to an increase in the average yield on interest-earning assets offset by an increase in the average rate of interest-bearing deposits and borrowings.

Provision (Release) for Credit Losses. Based on management’s analysis of the ACL, a $16,000 provision for credit losses was recorded for the three months ended September 30, 2024, compared to a $120,000 provision for credit losses for the three months ended September 30, 2023. The provision for credit losses for the three months ended September 30, 2024 consisted of a $20,000 provision for credit losses on loans and a $(4,000) release of credit losses for off-balance sheet credit exposures. The provision for credit losses for the three months ended September 30, 2023 consisted of a $30,000 provision for credit losses on loans and a $90,000 provision for credit losses for off-balance sheet credit exposures.

Non-Interest Income. Non-interest income increased $50,000, or 15.9%, to $364,000 for the three months ended September 30, 2024 compared to $314,000 for the three months ended September 30, 2023. The increase in non-interest income during the three months ended September 30, 2024 was due primarily to a $41,000 increase in investment service fees.

Non-Interest Expense. Non-interest expense decreased $173,000, or 4.2%, to $3.9 million for the three months ended September 30, 2024 from $4.1 million for the three months ended September 30, 2023. The decrease was primarily due to a $169,000, or 6.8%, decrease in salaries and employee benefits, a $71,000, or 40.8%, decrease in marketing, a $42,000, or 36.5%, decrease in equipment expense and a $60,000, or 14.9%, decrease in data processing offset by a $114,000, or 55.6%, increase in occupancy expense and a $50,000, or 25.5%, increase in professional fees and assessments. The decrease in salaries and employee benefits during the three months ended September 30, 2024 was due to the adjustment of staffing levels in late 2023 reflecting the expected reduction in 2024 residential mortgage and commercial lending activity offset by normal salary increases. The increase in occupancy expense was due primarily to the increase in lease expense associated with the sale-leaseback transaction completed on June 11, 2024.

Income Taxes. Income tax benefit increased $213,000, or 49.9%, to $640,000 for the three months ended September 30, 2024 from $427,000 for the three months ended September 30, 2023. The effective tax rate was (107.4)% and (31.9)% for the three months ended September 30, 2024 and 2023, respectively. The income tax benefit and effective tax rate for the three months ended September 30, 2024 was greater than statutory federal and state rates due primarily to the reduction of $802,000 of the deferred tax asset valuation allowance as of June 30, 2024 resulting from the change in accumulated other comprehensive income during the three months ended September 30, 2024, offset by a $742,000 decrease in loss before income tax benefit.

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

	For the Three Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$437,343	$5,101	4.67%	$418,744	$4,281	4.09%
Taxable debt securities	73,208	846	4.62%	49,828	345	2.77%
Non-taxable debt securities	51,215	441	3.44%	59,743	443	2.97%
Interest-bearing deposits with other banks	10,362	109	4.19%	5,164	40	3.10%
Federal Home Loan Bank stock	2,498	53	8.49%	2,701	54	8.00%
Total interest-earning assets	574,626	6,550	4.56%	536,180	5,163	3.85%
Non-interest-earning assets	16,213			18,833
Total assets	$590,839			$555,013
Interest-bearing liabilities:
NOW and demand deposits	$93,057	$122	0.53%	$99,442	$120	0.48%
Money market deposits	77,070	625	3.23%	78,327	571	2.92%
Savings deposits	79,524	591	2.96%	68,500	320	1.87%
Time deposits	126,182	1,370	4.34%	82,240	655	3.19%
Total interest-bearing deposits	375,833	2,708	2.88%	328,509	1,666	2.03%
Borrowings	72,431	857	4.73%	78,191	928	4.75%
Other	1,524	3	0.56%	1,530	2	0.52%
Total interest-bearing liabilities	449,788	3,568	3.17%	408,230	2,596	2.54%
Non-interest-bearing deposits	63,193			69,813
Other non-interest-bearing liabilities	13,204			4,526
Total liabilities	526,185			482,569
Total stockholders' equity	64,654			72,444
Total liabilities and stockholders' equity	$590,839			$555,013
Net interest income		$2,982			$2,567
Net interest rate spread (1)			1.39%			1.31%
Net interest-earning assets (2)	$124,838			$127,950
Net interest margin (3)			2.08%			1.92%
Average interest-earning assets to interest-bearing liabilities	127.76%			131.34%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee expense included in loan interest totaled $153,000 and $103,000 for the three months ended September 30, 2024 and 2023, respectively.

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

	Three Months Ended September 30, 2024 vs. 2023
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$197	$623	$820
Taxable debt securities	207	294	501
Non-taxable debt securities	(68)	66	(2)
Interest-bearing deposits with other banks	51	18	69
Federal Home Loan Bank stock	(4)	3	(1)
Total interest-earning assets	383	1,004	1,387
Interest-bearing liabilities:
NOW and demand deposits	(9)	11	2
Money market deposits	(7)	61	54
Savings accounts	60	211	271
Time deposits	427	288	715
Total interest-bearing deposits	471	571	1,042
Borrowings	(68)	(3)	(71)
Other	1	—	1
Total interest-bearing liabilities	404	568	972
Change in net interest income	$(21)	$436	$415

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and September 30, 2023

Net Income (Loss). Net income was $895,000 for the nine months ended September 30, 2024, compared to a net loss of $987,000 for the nine months ended September 30, 2023, an increase of $1.9 million. The increase was due primarily to an increase in non-interest income of $1.7 million, a $152,000 increase in net interest and dividend income, a $190,000 decrease in provision for credit losses, and a decrease in non-interest expenses of $298,000 offset by a decrease in income tax benefit of $491,000 during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Interest and Dividend Income. Total interest and dividend income increased $4.1 million, or 27.8%, to $18.9 million for the nine months ended September 30, 2024 compared to $14.8 million for the nine months ended September 30, 2023. The increase was due to a $1.7 million increase in interest and dividend income on investments and a $2.4 million increase in interest and fees on loans.

Average interest-earning assets increased $37.5 million, to $566.1 million for the nine months ended September 30, 2024 from $528.5 million for the nine months ended September 30, 2023. The weighted average annualized yield on interest earning-assets increased to 4.45% for the nine months ended September 30, 2024 from 3.73% for the nine months ended September 30, 2023 primarily due to an increase in market interest rates. The weighted average annualized yield for the loan portfolio increased to 4.52% for the nine months ended September 30, 2024 from 3.96% for the nine months ended September 30, 2023 due primarily to an increase in market interest rates. The weighted average annualized yield for all other interest-earning assets increased to 4.25% for the nine months ended September 30, 2024 from 2.92% for the nine months ended September 30, 2023 due primarily to an increase in market interest rates.

Interest Expense. Total interest expense increased $4.0 million, or 65.4%, to $10.0 million for the nine months ended September 30, 2024 from $6.0 million for the nine months ended September 30, 2023. Interest expense on deposits increased $3.5 million, or 100.7%, to $6.9 million for the nine months ended September 30, 2024 from $3.4 million for the nine months ended September 30, 2023. The average balance of interest-bearing deposits increased $42.2 million, or 13.5%, to $354.2 million for the nine months ended September 30, 2024 from $312.0 million for the nine months ended September 30, 2023 primarily as a result of an increase in the average balance of money market, savings and time deposits offset by a decrease in the average balances of NOW and demand deposits. The weighted average annualized rate of interest-bearing deposits increased to 2.61% for the nine months ended September 30, 2024 from 1.46% for the nine months ended September 30, 2023 primarily as a result of an increase in market interest rates.

Interest expense on borrowings increased $476,000, or 18.4%, to $3.1 million for the nine months ended September 30, 2024 from $2.6 million for the nine months ended September 30, 2023 primarily due to an increase in the average balance of borrowings and an increase in market interest rates. The average balance of borrowings increased $8.4 million, or 10.8%, to $86.5 million for the nine months ended September 30, 2024 from $78.0 million for the nine months ended September 30, 2023. The weighted average annualized rate of borrowings increased to 4.73% for the nine months ended September 30, 2024 from 4.43% for the nine months ended September 30, 2023 due to an increase in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income increased $152,000, or 1.7%, to $8.9 million for the nine months ended September 30, 2024 from $8.7 million for the nine months ended September 30, 2023. The increase was due to a $37.5 million, or 7.1%, increase in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans and taxable debt securities, offset by a $50.4 million, or 12.9%, increase in the average balance of interest-bearing liabilities, consisting primarily of an increase in the average balance of borrowings, money market, savings and time deposits, during the nine months ended September 30, 2024. Annualized net interest margin decreased to 2.10% for the nine months ended September 30, 2024 from 2.21% for the nine months ended September 30, 2023 due primarily to an increase in the average rate of interest-bearing deposits and borrowings offset by an increase in the average yield on interest-earning assets.

Provision (Release) for Credit Losses. Based on management’s analysis of the ACL, a $(20,000) release of credit losses was recorded for the nine months ended September 30, 2024, compared to a $170,000 provision for credit losses expense for the nine months ended September 30, 2023. The release of credit losses for the nine months ended September 30, 2024 consisted of an $80,000 provision for credit losses on loans and a $(100,000) release of credit losses for off-balance sheet credit exposures. The provision for credit losses expense for the nine months ended September 30, 2023 consisted of a $65,000 provision for credit losses on loans and a $105,000 provision for credit losses for off-balance sheet credit exposures.

Non-Interest Income. Non-interest income increased $1.7 million, or 95.2%, to $3.6 million for the nine months ended September 30, 2024 compared to $1.8 million for the nine months ended September 30, 2023. The increase in non-interest income during the nine months ended September 30, 2024 was due primarily to a one-time $2.5 million gain on the sale of land and buildings recognized during the nine months ended September 30, 2024 as compared to an $849,000 gain on termination of interest rate swaps recognized during the nine months ended September 30, 2023.

Non-Interest Expense. Non-interest expense decreased $298,000, or 2.5%, to $11.8 million for the nine months ended September 30, 2024 from $12.1 million for the nine months ended September 30, 2023. The decrease was primarily due to a $434,000, or 5.9%, decrease in salaries and employee benefits, a $89,000, or 23.5%, decrease in marketing, a $67,000, or 19.6%, decrease in equipment expense and a $153,000, or 12.8%, decrease in data processing offset by a $107,000, or 18.3%, increase in occupancy expense, a $108,000, or 55.7%, increase in deposit insurance fees and a $172,000, or 23.7%, increase in professional fees and assessments. The decrease in salaries and employee benefits during the nine months ended September 30, 2024 was due to the adjustment of staffing levels in late 2023 reflecting the expected reduction in 2024 residential mortgage and commercial lending activity offset by normal salary increases. The increase in occupancy expense was due primarily to the increase in lease expense associated with the sale-leaseback transaction completed on June 11, 2024.

Income Taxes. Income tax benefit decreased $491,000, or 73.6%, to a benefit of $176,000 for the nine months ended September 30, 2024 from a benefit of $667,000 for the nine months ended September 30, 2023. The effective tax rate was (24.4)% and (40.3)% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in income tax benefit and the effective tax rate for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was due primarily to a $2.4 million increase in income before income tax benefit offset by the release of $398,000 of the deferred tax asset valuation allowance established at December 31, 2023 resulting from the decrease in net unrealized losses of the securities available-for-sale portfolio during the nine months ended September 30, 2024.

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

	For the Nine Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$432,512	$14,646	4.52%	$410,902	$12,215	3.96%
Taxable debt securities	72,496	2,527	4.65%	49,684	928	2.49%
Non-taxable debt securities	51,029	1,322	3.45%	58,677	1,305	2.97%
Interest-bearing deposits with other banks	7,129	219	4.10%	6,330	159	3.35%
Federal Home Loan Bank stock	2,894	184	8.48%	2,934	185	8.41%
Total interest-earning assets	566,060	18,898	4.45%	528,527	14,792	3.73%
Non-interest-earning assets	12,737			17,935
Total assets	$578,797			$546,462
Interest-bearing liabilities:
NOW and demand deposits	$94,781	$373	0.53%	$102,994	$268	0.35%
Money market deposits	79,841	1,992	3.33%	69,302	1,122	2.16%
Savings deposits	70,676	1,316	2.48%	65,774	674	1.37%
Time deposits	108,897	3,242	3.97%	73,973	1,354	2.44%
Total interest-bearing deposits	354,195	6,923	2.61%	312,043	3,418	1.46%
Borrowings	86,477	3,069	4.73%	78,043	2,593	4.43%
Other	1,603	9	0.76%	1,798	36	2.67%
Total interest-bearing liabilities	442,275	10,001	3.02%	391,884	6,047	2.06%
Non-interest-bearing deposits	65,271			78,925
Other non-interest-bearing liabilities	6,430			4,073
Total liabilities	513,976			474,882
Total stockholders' equity	64,821			71,580
Total liabilities and stockholders' equity	$578,797			$546,462
Net interest income		$8,897			$8,745
Net interest rate spread (1)			1.43%			1.67%
Net interest-earning assets (2)	$123,785			$136,643
Net interest margin (3)			2.10%			2.21%
Average interest-earning assets to interest-bearing liabilities	127.99%			134.87%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee expense included in loan interest totaled $354,000 and $276,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

	Nine Months Ended September 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$666	$1,765	$2,431
Taxable debt securities	554	1,045	1,599
Non-taxable debt securities	(183)	200	17
Interest-bearing deposits with other banks	22	38	60
Federal Home Loan Bank stock	(2)	1	(1)
Total interest-earning assets	1,057	3,049	4,106
Interest-bearing liabilities:
NOW and demand deposits	(23)	128	105
Money market deposits	191	679	870
Savings deposits	54	588	642
Time deposits	811	1,077	1,888
Total interest-bearing deposits	1,033	2,472	3,505
Borrowings	292	184	476
Other	—	(27)	(27)
Total interest-bearing liabilities	1,325	2,629	3,954
Change in net interest income	$(268)	$420	$152

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. As of September 30, 2024 and December 31, 2023, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, had an estimated value not exceeding $110.3 million, or 24.7% of total deposits, and $102.5 million, or 25.3% of total deposits, respectively. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the FHLB and FRB as supplemental sources of funds. At September 30, 2024 and December 31, 2023, we had $52.3 million and $73.0 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $94.0 million and $71.8 million, respectively, as well as an overnight line of credit for up to $3.0 million. Additionally, at September 30, 2024 and December 31, 2023, the Bank had a total of $2.0 million and $5.0 million, respectively, of unsecured Fed Funds borrowing lines of credit with correspondent banks. At September 30, 2024 and December 31, 2023, there were no outstanding balances under any of these additional credit facilities.

The Bank has established two secured credit facilities with the FRB – Bank Term Funding Program (“BTFP”) and Borrower-In-Custody of Collateral Program (“BIC”). The BTFP ceased extending new loans on March 11, 2024. At September 30, 2024 and December 31, 2023, we had $20.0 million outstanding in advances from the FRB secured by government-sponsored enterprise obligations, mortgage-backed securities and collateralized mortgage obligations issued by various U.S. Government agencies, owned as of March 12, 2023, December 31, 2023 and September 30, 2024. The interest rate is the one-year overnight index swap rate plus 10 basis points and fixed for the term of the advance – up to one year - on the day the advance is made. The advance matures on December 13, 2024 at a fixed annual interest rate of 4.89%. At September 30, 2024 and December 31, 2023, the Bank’s borrowing capacity is $50.6 million under the BIC and is based upon eligible collateral -principally general obligation municipal bonds. The entire balance of this credit facility was available at September 30, 2024 and December 31, 2023. No further advances can be requested under the BTFP after March 11, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash used by operating activities was $1.2 million and $417,000 for the nine months ended September 30, 2024 and 2023, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchases, and the purchase of securities available-for-sale, offset by proceeds from the sale of land and building and unwinding of interest rate swaps, principal collections on loans and proceeds from the sale, maturity and principal payments on securities available-for-sale, was $10.1 million and $25.5 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash provided by financing activities, consisting primarily of proceeds from the sale of common stock, treasury stock purchases, activity in deposit accounts and FHLB advances, was $21.7 million and $24.8 million for the nine months ended September 30, 2024 and 2023, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of September 30, 2024. Our current strategy is to increase core deposits and utilize FHLB advances, as well as brokered deposits, to fund loan growth.

First Seacoast Bancorp, Inc. is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At September 30, 2024, the Company (on an unconsolidated basis) had liquid assets of $17.1 million.

At September 30, 2024, First Seacoast Bank exceeded all its regulatory capital requirements. See Note 12 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of September 30, 2024 and December 31, 2023:

As of September 30, 2024:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$35,682	$(31,895)	(47.2)%	7.4%	$(470)
300 bp	44,274	(23,303)	(34.5)	8.8	(326)
200 bp	52,505	(15,072)	(22.3)	10.1	(200)
100 bp	60,630	(6,947)	(10.3)	11.2	(86)
0	67,577	—	—	12.1	—
(100) bp	72,628	5,051	7.5	12.5	48
(200) bp	74,991	7,414	11.0	12.6	51
(300) bp	74,538	6,961	10.3	12.2	11
(400) bp	67,642	65	0.1	10.9	(117)

As of December 31, 2023:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$38,063	$(29,082)	(43.3)%	8.4%	$(434)
300 bp	45,307	(21,838)	(32.5)	9.6	(310)
200 bp	52,710	(14,435)	(21.5)	10.8	(194)
100 bp	60,749	(6,396)	(9.5)	11.9	(78)
0	67,145	—	—	12.7	—
(100) bp	72,043	4,898	7.3	13.2	45
(200) bp	74,730	7,585	11.3	13.2	49
(300) bp	74,371	7,226	10.8	12.7	4
(400) bp	67,366	221	0.3	11.3	(141)

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

The percent changes to NPV in the +100, +200, +300 and +400 bp changes in interest rates was -10.3%, -22.3%, -34.5% and -47.2%, respectively, at September 30, 2024 versus policy limits of -10%, -20%, -30.0% and -40.0%, respectively. These percent changes were due primarily to the continued migration of deposits during the nine months ended September 30, 2024 from less interest-sensitive products such as NOW and demand deposits to products with greater interest rate sensitivity, i.e., money market and time deposits. The percent changes to NPV in the +200, +300 and +400 bp changes in interest rates was -21.5%, -32.5% and -43.3%, respectively, at December 31, 2023 versus policy limits of -20.0%, -30.0% and -40.0%, respectively. These percent changes were due primarily to the migration of deposits during 2023 from less interest-sensitive products such as NOW and demand deposits to products with greater interest rate sensitivity, i.e., money market and time deposits. We monitor our exposure to movements in interest rates regularly and discuss the implementation of strategies we believe will mitigate the negative impact of such movements.

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity will decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of September 30, 2024 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 22.3% decrease in economic value of equity versus the Board approved limit of 20.0%. At the same date, our analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Company would experience a 11.0% increase in the economic value of equity.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of September 30, 2024, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2024, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable, as First Seacoast Bancorp, Inc. is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

July 1, 2024 - July 31, 2024	45,681	$9.13	45,681	226,307
August 1, 2024 - August 31, 2024	48,379	9.25	48,379	177,928
September 1, 2024 - September 30, 2024	28,923	9.17	28,923	149,005
Total	122,983		122,983

On April 11, 2024, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to 507,707 shares of common stock, representing approximately 10% of shares then outstanding, which became effective on May 14, 2024. The Company conducts repurchases through open market purchases, including by means of a trading plan adopted under SEC Rule 10b5-1, or in privately negotiated transactions, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The program will expire 12 months after the effective date, regardless of whether all shares will have been repurchased. The Company may suspend or discontinue the program at any time. The Company holds repurchased shares in its treasury.

There were no sales of unregistered securities during the quarter ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP, INC.

Date: November 8, 2024	/s/ James R. Brannen
James R. Brannen
President and Chief Executive Officer

Date: November 8, 2024	/s/ Richard M. Donovan
Richard M. Donovan
Executive Vice President and Chief Financial Officer