Form 10-Q
period 2025-06-30
First Seacoast Bancorp, Inc.
filed 2025-08-08
CIK 1943802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, there were 4,702,513 outstanding shares of the Registrant's common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$6,712	$7,100
Securities available-for-sale, at fair value	144,282	120,217
Federal Home Loan Bank stock	2,677	2,498
Total loans	439,497	438,967
Less allowance for credit losses on loans	(3,517)	(3,486)
Net loans	435,980	435,481
Land, building and equipment, net	644	754
Bank-owned life insurance	4,811	4,768
Accrued interest receivable	2,154	2,103
Other assets	7,580	7,859
Total assets	$604,840	$580,780
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$64,461	$62,168
Interest bearing deposits	407,803	392,040
Total deposits	472,264	454,208
Advances from Federal Home Loan Bank	58,953	52,268
Mortgagors’ tax escrow	634	654
Deferred compensation liability	2,562	2,392
Other liabilities	9,626	9,208
Total liabilities	544,039	518,730
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 5,304,812 issued and 4,706,813 outstanding at June 30, 2025; and 5,304,812 issued and 4,785,569 outstanding at December 31, 2024	53	53
Additional paid-in capital	54,205	53,900
Retained earnings	23,936	25,084
Accumulated other comprehensive loss	(6,864)	(7,044)
Treasury stock, at cost: 597,999 shares outstanding as of June 30, 2025 and 519,243 shares outstanding as of December 31, 2024	(5,921)	(5,085)
Unearned stock compensation	(4,608)	(4,858)
Total stockholders' equity	60,801	62,050
Total liabilities and stockholders' equity	$604,840	$580,780

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$5,154	$4,835	$10,162	$9,545
Interest on debt securities:
Taxable	1,321	939	2,497	1,791
Non-taxable	199	441	397	881
Total interest on debt securities	1,520	1,380	2,894	2,672
Dividends	49	63	99	131
Total interest and dividend income	6,723	6,278	13,155	12,348
Interest expense:
Interest on deposits	2,598	2,191	5,197	4,221
Interest on borrowings	697	1,063	1,351	2,212
Total interest expense	3,295	3,254	6,548	6,433
Net interest and dividend income	3,428	3,024	6,607	5,915
Provision (release) for credit losses	47	(16)	47	(36)
Net interest and dividend income after provision (release) for credit losses	3,381	3,040	6,560	5,951
Non-interest income:
Customer service fees	295	194	482	362
Gain on sale of loans	5	8	9	8
Gain on sale of land and buildings	—	2,522	—	2,522
Income from bank-owned life insurance	22	21	43	41
Loan servicing fee income	8	13	14	24
Investment services fees	103	124	225	213
Other income	18	11	29	20
Total non-interest income	451	2,893	802	3,190
Non-interest expense:
Salaries and employee benefits	2,252	2,098	4,452	4,248
Equity compensation expense	237	165	469	329
Director compensation	136	76	215	181
Occupancy expense	408	193	720	372
Equipment expense	72	97	144	202
Marketing	85	105	171	186
Data processing	438	360	826	695
Deposit insurance fees	98	122	202	220
Professional fees and assessments	269	263	606	652
Debit card fees	46	29	88	59
Employee travel and education expenses	50	46	105	78
Other expense	274	274	529	604
Total non-interest expense	4,365	3,828	8,527	7,826
(Loss) income before income tax expense (benefit)	(533)	2,105	(1,165)	1,315
Income tax expense (benefit)	12	102	(17)	464
Net (loss) income	$(545)	$2,003	$(1,148)	$851

(Loss) income per share:
Basic	$(0.13)	$0.44	$(0.27)	$0.18
Diluted (1)	$(0.13)	$0.42	$(0.27)	$0.18
Weighted Average Shares:
Basic	4,259,134	4,530,623	4,275,985	4,622,277
Diluted (1)	4,259,134	4,767,134	4,275,985	4,858,215

(1) Not adjusted for potentially dilutive shares for periods where a net loss was recognized. The three and six months ended June 30, 2025 excludes 99,656 of stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net (loss) income	$(545)	$2,003	$(1,148)	$851
Other comprehensive income (loss), net of income taxes:
Securities available-for-sale:
Unrealized holding gains (losses) on securities available-for-sale arising during the period, net of income taxes of $-0-, $(141), $(9) and $(522), respectively	1	(384)	(23)	(1,417)
Reclassification adjustment for net amortization of bond premiums included in net (loss) income, net of income taxes of $36, $37, $78 and $77, respectively	98	98	212	208
Total unrealized gain (loss) on securities available-for-sale	99	(286)	189	(1,209)
Derivatives:
Change in interest rate swaps, net of income taxes of $2, $-0-, $(3) and $-0-, respectively	6	—	(9)	—
Total change in interest rate swaps	6	—	(9)	—
Other comprehensive income (loss)	105	(286)	180	(1,209)
Comprehensive (loss) income	$(440)	$1,717	$(968)	$(358)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Balance March 31, 2025	4,730,753	$53	$54,053	$24,481	$(6,969)	$(5,659)	$(4,733)	$61,226
Net loss	—	—	—	(545)	—	—	—	(545)
Other comprehensive income	—	—	—	—	105	—	—	105
Treasury stock activity	(23,940)	—	—	—	—	(262)	—	(262)
Excise tax on stock repurchases	—	—	(3)	—	—	—	—	(3)
Amortization of unearned stock compensation	—	—	151	—	—	—	86	237
ESOP shares earned - 3,839 shares	—	—	4	—	—	—	39	43
Balance June 30, 2025	4,706,813	$53	$54,205	$23,936	$(6,864)	$(5,921)	$(4,608)	$60,801

Balance December 31, 2024	4,785,569	$53	$53,900	$25,084	$(7,044)	$(5,085)	$(4,858)	$62,050
Net loss	—	—	—	(1,148)	—	—	—	(1,148)
Other comprehensive income	—	—	—	—	180	—	—	180
Treasury stock activity	(78,756)	—	—	—	—	(836)	—	(836)
Excise tax on stock repurchases	—	—	2	—	—	—	—	2
Amortization of unearned stock compensation	—	—	297	—	—	—	172	469
ESOP shares earned - 7,678 shares	—	—	6	—	—	—	78	84
Balance June 30, 2025	4,706,813	$53	$54,205	$23,936	$(6,864)	$(5,921)	$(4,608)	$60,801

Balance March 31, 2024	5,077,164	$52	$52,698	$24,445	$(6,867)	$(1,381)	$(4,208)	$64,739
Net income	—	—	—	2,003	—	—	—	2,003
Other comprehensive loss	—	—	—	—	(286)	—	—	(286)
Treasury stock activity	(235,719)	—	—	—	—	(2,156)	—	(2,156)
Amortization of unearned stock compensation	—	—	62	—	—	—	102	164
ESOP shares earned - 3,839 shares	—	—	(3)	—	—	—	39	36
Balance June 30, 2024	4,841,445	$52	$52,757	$26,448	$(7,153)	$(3,537)	$(4,067)	$64,500

Balance December 31, 2023	5,077,164	$52	$52,642	$25,597	$(5,944)	$(1,381)	$(4,348)	$66,618
Net income	—	—	—	851	—	—	—	851
Other comprehensive loss	—	—	—	—	(1,209)	—	—	(1,209)
Treasury stock activity	(235,719)	—	—	—	—	(2,156)	—	(2,156)
Amortization of unearned stock compensation	—	—	124	—	—	—	204	328
ESOP shares earned - 7,678 shares	—	—	(9)	—	—	—	77	68
Balance June 30, 2024	4,841,445	$52	$52,757	$26,448	$(7,153)	$(3,537)	$(4,067)	$64,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net (loss) income	$(1,148)	$851
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
ESOP expense	84	68
Stock based compensation	469	328
Depreciation and amortization	160	218
Net amortization of bond premium	290	285
Provision (release) for credit losses	47	(36)
Gain on sale of loans	(9)	(8)
Gain on sale of land and buildings	—	(2,522)
Proceeds from loans sold	778	394
Origination of loans sold	(769)	(386)
Increase in bank-owned life insurance	(43)	(41)
(Increase) decrease in deferred costs on loans	(70)	4
Deferred tax (benefit) expense	(64)	444
Increase in accrued interest receivable	(51)	(209)
Decrease (increase) in other assets	149	(5,216)
Increase in deferred compensation liability	170	202
Increase in lease liabilities	—	5,202
Increase (decrease) in other liabilities	429	(1,049)
Net cash provided (used) by operating activities	422	(1,471)
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments received on securities available-for-sale	7,609	2,703
Purchase of securities available-for-sale	(31,706)	(8,903)
Purchase of property and equipment	(34)	(179)
Loan purchases	(3,318)	(774)
Loan originations and principal collections, net	2,961	(5,504)
Net (purchase) redemption of Federal Home Loan Bank stock	(179)	488
Proceeds from sale of land and buildings	—	7,395
Net cash used by investing activities	(24,667)	(4,774)
Cash flows from financing activities:
Net (decrease) increase in NOW, demand deposits, money market and savings accounts	(8,653)	10,240
Net increase in time deposits	26,709	36,655
(Decrease) increase in mortgagors’ escrow accounts	(20)	14
Proceeds of finance lease	—	1,539
Principal payments on finance lease	(28)	(3)
Treasury stock purchases	(836)	(2,156)
Net proceeds (payments) from short-term FHLB advances	7,205	(20,340)
Proceeds from long-term FHLB advances	—	25,401
Payments on long-term FHLB advances	(520)	(25,800)
Net cash provided by financing activities	23,857	25,550
Net change in cash and cash equivalents	(388)	19,305
Cash and cash equivalents at beginning of period	7,100	6,069
Cash and cash equivalents at end of period	$6,712	$25,374

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$6,529	$5,809
Cash paid (received) for income taxes	35	(101)
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	258	(1,654)
Deferred taxes	(69)	445
Other comprehensive income (loss)	189	(1,209)
Effect of change in fair value of interest rate swaps:
Interest rate swaps	(12)	—
Deferred taxes	3	—
Other comprehensive loss	(9)	—
Cumulative fair value hedging adjustment - loans	103	(803)
Cumulative fair value hedging adjustment - securities available-for-sale	—	(172)

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

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based upon net income or loss calculated on the same basis as net income or loss is reported in the Company’s consolidated statements of net loss and other comprehensive (loss) income. The CODM is also regularly provided with the expense information at a level consistent with that disclosed in the Company’s consolidated statements of (loss) income and of other comprehensive income (loss).

Recent Accounting Pronouncements Yet To Be Adopted

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 on a prospective basis. Retrospective application for all periods presented is permitted. Early adoption is also permitted. We are currently evaluating the effect this standard will have on our disclosures.

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

2.
Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses for which an allowance for credit losses has not been recorded, are as follows as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$1,628	$—	(190)	$1,438
U.S. Government agency small business administration pools guaranteed by SBA	12,656	4	(759)	11,901
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	35,859	625	(578)	35,906
Residential mortgage-backed securities	61,885	633	(3,611)	58,907
Municipal bonds	32,757	—	(5,017)	27,740
Corporate debt	500	—	(13)	487
Corporate subordinated debt	8,335	110	(542)	7,903
	$153,620	$1,372	$(10,710)	$144,282

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$1,642	$—	$(255)	$1,387
U.S. Government agency small business administration pools guaranteed by SBA	14,011	16	(902)	13,125
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	19,924	34	(596)	19,362
Residential mortgage-backed securities	52,452	392	(4,382)	48,462
Municipal bonds	32,960	74	(3,502)	29,532
Corporate debt	500	—	(16)	484
Corporate subordinated debt	8,325	163	(623)	7,865
	$129,814	$679	$(10,276)	$120,217

The amortized cost and fair values of securities available-for-sale at June 30, 2025 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	5,965	4,427
Due after five years through ten years	6,458	6,285
Due after ten years	30,797	26,856
Total U.S. Government-sponsored enterprises obligations, municipal bonds, corporate debt and corporate subordinated debt	43,220	37,568
U.S. Government agency small business pools guaranteed by SBA(1)	12,656	11,901
Collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA(1)	35,859	35,906
Residential mortgage-backed securities(1)	61,885	58,907
Total	$153,620	$144,282

(1) Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2025 and December 31, 2024.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2025
U.S. Government sponsored enterprises obligations	—	$—	$—	3	$1,438	$(190)	$1,438	$(190)
U.S. Government agency small business administration pools guaranteed by SBA	7	5,310	(42)	8	5,962	(717)	11,272	(759)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	8	17,779	(192)	4	2,244	(386)	20,023	(578)
Residential mortgage backed securities	9	12,987	(156)	25	14,714	(3,455)	27,701	(3,611)
Municipal bonds	5	2,054	(47)	36	25,686	(4,970)	27,740	(5,017)
Corporate debt	—	—	—	1	487	(13)	487	(13)
Corporate subordinated debt	—	—	—	5	4,959	(542)	4,959	(542)
	29	$38,130	$(437)	82	$55,490	$(10,273)	$93,620	$(10,710)
December 31, 2024
U.S. Government sponsored enterprises obligations	—	$—	$—	3	$1,387	$(255)	$1,387	$(255)
U.S. Government agency small business administration pools guaranteed by SBA	5	4,245	(28)	8	6,224	(874)	10,469	(902)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	7	11,913	(126)	4	2,256	(470)	14,169	(596)
Residential mortgage backed securities	20	22,395	(422)	24	14,485	(3,960)	36,880	(4,382)
Municipal bonds	3	825	(12)	36	27,369	(3,490)	28,194	(3,502)
Corporate debt	—	—	—	1	484	(16)	484	(16)
Corporate subordinated debt	—	—	—	5	4,887	(623)	4,887	(623)
	35	$39,378	$(588)	81	$57,092	$(9,688)	$96,470	$(10,276)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2025, the Company had 111 securities available-for-sale in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on securities available-for-sale as of June 30, 2025.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on securities available-for-sale were as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Proceeds from sales, maturities and principal payments received on securities available-for-sale	$4,001	$1,445	$7,609	$2,703
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
Net realized gains (losses)	$—	$—	$—	$—

As of June 30, 2025 and December 31, 2024, there were no holdings of securities of any issuer, other than the SBA, FHLMC, GNMA and FNMA, whose aggregate carrying value exceeded 10% of consolidated stockholders’ equity.

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

Loans consisted of the following at June 30, 2025 and December 31, 2024:

	2025	2024
	(Dollars in thousands)
Commercial real estate (CRE)	$85,955	$86,020
Multifamily (MF)	5,573	5,752
Commercial and industrial (C+I)	24,902	23,711
Acquisition, development, and land (ADL)	13,075	14,946
1-4 family residential (RES)	275,881	275,235
Home equity line of credit (HELOC)	21,354	20,908
Consumer (CON)	12,757	12,395
Total loans	439,497	438,967
Allowance for credit losses on loans	(3,517)	(3,486)
Total loans, net	$435,980	$435,481

The Company elected to include deferred loan origination costs, net and to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2025 and December 31, 2024, accrued interest receivable for loans totaled $1.4 million and $1.3 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated balance sheets.

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

The significant key assumptions used with the ACL calculation at June 30, 2025 and December 31, 2024 using the ASC 326 methodology, included:

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

Changes in the ACL for the three and six months ended June 30, 2025 and 2024, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, March 31, 2025	$733	$58	$200	$119	$1,646	$232	$554	$(25)	$3,517
(Release) provision for credit losses on loans	(79)	(1)	2	(27)	(86)	5	(12)	198	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, June 30, 2025	$654	$57	$202	$92	$1,560	$237	$542	$173	$3,517

Balance, December 31, 2024	$710	$59	$233	$87	$1,612	$214	$439	$132	$3,486
(Release) provision for credit losses on loans	(56)	(2)	(31)	5	(52)	23	102	41	30
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Balance, June 30, 2025	$654	$57	$202	$92	$1,560	$237	$542	$173	$3,517

Balance, March 31, 2024	$745	$75	$251	$80	$1,600	$169	$372	$128	$3,420
(Release) provision for credit losses on loans	—	32	(17)	(10)	8	2	69	(54)	30
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Balance, June 30, 2024	$745	$107	$234	$70	$1,608	$171	$442	$74	$3,451

Balance, December 31, 2023	$830	$76	$236	$105	$1,601	$156	$357	$29	$3,390
(Release) provision for credit losses on loans	(85)	31	(2)	(35)	7	15	84	45	60
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Balance, June 30, 2024	$745	$107	$234	$70	$1,608	$171	$442	$74	$3,451

The change in the allowance for credit losses during the three and six months ended June 30, 2025 and 2024 was primarily a result of the increase in loans. The following represents the composition of the Company's provision (release) for credit losses for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Loans	$—	$30	$30	$60
Off-balance sheet credit exposures	47	(46)	17	(96)
Total provision (release) for credit losses	$47	$(16)	$47	$(36)

The following is an aging analysis of past due loans by portfolio segment as of June 30, 2025 and December 31, 2024, including non-accrual loans without an ACL:

June 30, 2025:
(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$85,955	$85,955	$—
MF	—	—	—	—	5,573	5,573	—
C+I	—	—	—	—	24,902	24,902	—
ADL	—	—	—	—	13,075	13,075	—
RES	181	—	—	181	275,700	275,881	—
HELOC	19	—	—	19	21,335	21,354	—
CON	—	—	—	—	12,757	12,757	—
	$200	$—	$—	$200	$439,297	$439,497	$—

December 31, 2024:
(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$86,020	$86,020	$—
MF	—	—	—	—	5,752	5,752	—
C+I	—	—	—	—	23,711	23,711	—
ADL	—	—	—	—	14,946	14,946	—
RES	—	—	—	—	275,235	275,235	—
HELOC	—	—	—	—	20,908	20,908	—
CON	—	—	—	—	12,395	12,395	—
	$—	$—	$—	$—	$438,967	$438,967	$—

There were no loans past due over 90 days still accruing interest at June 30, 2025 and December 31, 2024. There were no loans collateralized by residential real estate property in the process of foreclosure at June 30, 2025 and December 31, 2024.

There were no loans modified for borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification, if applicable. The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. Because the effect of most modifications made to borrowers experiencing financial difficulty would already be included in the ACL as a result of the measurement methodologies used to estimate the allowance, a change in the ACL is generally not recorded upon modification.

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

Loans rated 8: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on its commercial and industrial, commercial real estate, multifamily and acquisition, development and land loans. On a periodic basis, the Company engages an independent third party to review a significant portion of loans within these segments and to assess the credit risk management practices of its commercial lending department. Management uses the results of these reviews as part of its annual review process, adequacy of the ACL on loans and overall credit risk administration. Also, to reduce the level of credit administration on small commercial loan relationships, the Company has established a reduced credit administration process for commercial relationships less than $500,000 with a risk rating of 5 or better. These relationships are monitored based upon performance standards by the assigned lending officer.

On a quarterly basis, the Company formally reviews the ratings on its applicable residential real estate and home equity loans if they have become classified as non-accrual. Criteria used to determine ratings consist of loan-to-value ratios and days delinquent.

Based upon the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of June 30, 2025 and December 31, 2024:

June 30, 2025:

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$6,404	$6,269	$6,413	$12,786	$9,220	$18,295	$26,568	$—	$85,955
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	6,404	6,269	6,413	12,786	9,220	18,295	26,568	—	85,955
MF:
Risk rating:
Pass	—	—	1,898	118	605	2,694	258	—	5,573
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	—	1,898	118	605	2,694	258	—	5,573
C+I:
Risk rating:
Pass	357	1,965	2,013	3,998	900	4,641	11,028	—	24,902
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	357	1,965	2,013	3,998	900	4,641	11,028	—	24,902
ADL:
Risk rating:
Pass	1,529	4,507	6,579	157	303	—	—	—	13,075
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	1,529	4,507	6,579	157	303	—	—	—	13,075
RES:
Risk rating:
Pass	10,717	15,748	24,685	41,192	63,326	120,213	—	—	275,881
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total RES	10,717	15,748	24,685	41,192	63,326	120,213	—	—	275,881
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	21,290	64	21,354
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total HELOC	—	—	—	—	—	—	21,290	64	21,354
CON:
Risk rating:
Pass	1,459	3,942	1,979	2,401	1,504	1,458	—	—	12,743
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	14	—	—	14
Total CON	1,459	3,942	1,979	2,401	1,504	1,472	—	—	12,757
Total	$20,466	$32,431	$43,567	$60,652	$75,858	$147,315	$59,144	$64	$439,497

December 31, 2024:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$7,613	$6,602	$13,078	$10,161	$1,822	$17,732	$29,012	$—	$86,020
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	7,613	6,602	13,078	10,161	1,822	17,732	29,012	—	86,020
MF:
Risk rating:
Pass	—	1,925	128	623	1,032	1,755	289	—	5,752
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	1,925	128	623	1,032	1,755	289	—	5,752
C+I:
Risk rating:
Pass	4,226	5,011	4,736	1,635	2,341	2,471	2,315	802	23,537
Special mention	—	—	—	—	—	174	—	—	174
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	4,226	5,011	4,736	1,635	2,341	2,645	2,315	802	23,711
ADL:
Risk rating:
Pass	5,213	9,202	219	312	—	—	—	—	14,946
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	5,213	9,202	219	312	—	—	—	—	14,946
RES:
Risk rating:
Pass	15,675	25,144	42,750	64,686	44,838	82,142	—	—	275,235
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total RES	15,675	25,144	42,750	64,686	44,838	82,142	—	—	275,235
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	20,908	—	20,908
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total HELOC	—	—	—	—	—	—	20,908	—	20,908
CON:
Risk rating:
Pass	4,385	2,363	2,557	1,565	1,334	191	—	—	12,395
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CON	4,385	2,363	2,557	1,565	1,334	191	—	—	12,395
Total	$37,112	$50,247	$63,468	$78,982	$51,367	$104,465	$52,524	$802	$438,967

Certain directors and executive officers of the Company and entities in which they have significant ownership interests are customers of the Bank. Loans outstanding to these persons and entities at June 30, 2025 and December 31, 2024 were $3.9 million and $4.3 million, respectively.

4.
Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $30.1 million and $31.3 million at June 30, 2025 and December 31, 2024, respectively. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 15, Fair Values of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee income in the Company’s consolidated statements of (loss) income.

The Company’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing income, including late and ancillary fees, was $8,000 and $13,000 for the three months ended June 30, 2025 and 2024, respectively, and $14,000 and $24,000 for the six months ended June 30, 2025 and 2024, respectively. The Company's residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Company’s market areas.

The following summarizes activity in mortgage servicing rights for the three and six months ended June 30, 2025 and 2024:

(Dollars in thousands)	2025	2024
Balance, March 31,	$292	$329
Additions	—	—
Payoffs	(2)	(6)
Change in fair value due to change in assumptions	(10)	(2)
Balance, June 30,	$280	$321

Balance, January 1,	$305	$339
Additions	3	—
Payoffs	(6)	(7)
Change in fair value due to change in assumptions	(22)	(11)
Balance, June 30,	$280	$321

5.
Deposits

Deposits consisted of the following at June 30, 2025 and December 31, 2024:

(Dollars in thousands)	June 30, 2025	December 31, 2024
NOW and demand deposits	$158,474	$161,859
Money market deposits	67,742	71,107
Savings deposits	83,608	85,511
Time deposits of $250,000 and greater	17,954	18,822
Time deposits less than $250,000	144,486	116,909
	$472,264	$454,208

At June 30, 2025, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2025	$38,735
2026	81,999
2027	31,292
2028	10,186
2029	117
2030	111
$162,440

There were $87.4 million and $63.1 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at June 30, 2025 and December 31, 2024, respectively. Additionally, there were $22.0 million and $22.1 million of brokered deposits included in savings deposits at June 30, 2025 and December 31, 2024, respectively. Reciprocal deposits were $5.5 million and $6.0 million at June 30, 2025 and December 31, 2024, respectively.

Deposits from related parties totaled $10.4 million and $11.6 million at June 30, 2025 and December 31, 2024, respectively.

6.
Borrowings

Federal Home Loan Bank (“FHLB”)

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and commercial real estate loans, discounted by a certain percentage, in an aggregate amount greater than or equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $90.6 million and $94.0 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

A summary of borrowings from the FHLB is as follows:

	June 30, 2025
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$7,205	2025	4.49% – fixed
50,000	2026	4.38% to 4.75% – fixed
718	2028	0.00% – fixed
400	2029	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$58,953

	December 31, 2024
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$520	2025	0.00% – fixed
50,000	2026	4.38% to 4.75% – fixed
718	2028	0.00% – fixed
400	2029	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$52,268

Included in the above borrowings from the FHLB at June 30, 2025 and December 31, 2024 is a $25.0 million long-term advance, with an interest rate of 4.75%, which is callable by the FHLB on July 29, 2025 and quarterly thereafter. Also, included in the above borrowings from the FHLB at June 30, 2025 and December 31, 2024 is a $25.0 million long-term advance, with an interest rate of 4.38%, which is callable by the FHLB on December 8, 2025 and quarterly thereafter. As of June 30, 2025 and December 31, 2024 borrowings from the FHLB also include $1.7 million and $2.3 million, respectively, of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran-owned businesses, or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%. At June 30, 2025 and December 31, 2024, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. The entire balance of this credit facility was available at June 30, 2025 and December 31, 2024.

Federal Reserve Bank of Boston (“FRB”)

The Bank has a secured credit facility with the FRB – Borrower-In-Custody of Collateral Program (“BIC”). Advances under the BIC would be collateralized by eligible collateral - principally commercial real estate loans. On January 7, 2025, the Bank completed the eligibility process whereby the FHLB agreed to subordinate their interest in commercial real estate loans up to a maximum of $65.0 million allowing these loans to be pledged to the BIC. The Bank subsequently pledged $65.0 million of its commercial real estate loans to the BIC. The Bank’s unused available borrowing capacity at the FRB was $37.7 million and $-0- at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the Bank was in compliance with the FRB’s collateral pledging program.

Correspondent Banks

At June 30, 2025 and December 31, 2024, the Bank had a total of $2.0 million of unsecured Fed Funds borrowing lines of credit with correspondent banks. The entire balance of these credit facilities was available at June 30, 2025 and December 31, 2024.

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

Notional amounts of financial instruments with off-balance sheet credit risk are as follows as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Unadvanced portions of loans	$41,736	$42,883
Commitments to originate loans	6,495	9,333
Standby letters of credit	1,738	125

The Company records an ACL for off-balance sheet credit exposures that are not unconditionally cancelable through a charge to the provision (release) for credit losses on the Company’s consolidated statements of (loss) income. At June 30, 2025 and December 31, 2024 the ACL for off-balance sheet credit exposures totaled $216,000 and $199,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The provision for credit losses for off-balance sheet credit exposures for the three and six months ended June 30, 2025 was $47,000 and $17,000, respectively. The release of credit losses for off-balance sheet credit exposures for the three and six months ended June 30, 2024 was $(46,000) and $(96,000), respectively.

8.
Employee Benefits

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended June 30, 2025 and 2024 were $59,000 and $53,000, respectively, and $118,000 and $113,000 for the six months ended June 30, 2025 and 2024, respectively.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current Chief Executive Officer and its former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at June 30, 2025 and December 31, 2024 relating to this supplemental retirement plan was $803,000 and $827,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. On March 5, 2025, the Bank and its current Chief Executive Officer entered into an amendment that limits the annual benefit to $64,817 if there is a separation from service for other than at or following a change of control. Accordingly, as a result of the amendment, the benefit, outside of a change in control, is now fixed and will no longer increase over time. The expense of this salary retirement plan was $2,000 and $36,000 for the three months ended June 30, 2025 and 2024, respectively, and $4,000 and $73,000 for the six months ended June 30, 2025 and 2024, respectively.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2025 and December 31, 2024 relating to this plan was $616,000 and $611,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at June 30, 2025 and December 31, 2024. Total supplemental retirement plan expense amounted to $18,000 and $15,000 for the three months ended June 30, 2025 and 2024, respectively, and $36,000 and $30,000 for the six months ended June 30, 2025 and 2024, respectively.

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

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At June 30, 2025 and December 31, 2024, the total deferred directors' fees amounted to $1.1 million and $917,000, respectively.

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

The ESOP funded its purchase of 423,715 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2047. At June 30, 2025 and December 31, 2024, the remaining principal balance on the ESOP debt was $4.1 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2025 and 2024 was $43,000 and $36,000, respectively, and $84,000 and $68,000 for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, total unearned compensation for the ESOP was $3.8 million.

	June 30, 2025	December 31, 2024
Shares held by the ESOP include the following:
Allocated	70,572	55,218
Committed to be allocated	7,678	15,354
Unallocated	345,465	353,143
Total	423,715	423,715

The fair value of unallocated shares was approximately $3.9 million and $3.5 million at June 30, 2025 and December 31, 2024, respectively.

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

On May 25, 2023, 249,144 incentive and non-statutory stock options to purchase shares of common stock were granted to directors for their services on the board of directors and certain members of management. The Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. Since it was determined that the Company lacked sufficient historical closing stock prices, the expected volatility assumption was based upon a combination of actual historical volatility combined with the historical volatility developed for comparable companies. Also, since the Company lacked the appropriate historical data, the expected term of the option was calculated using the simplified method. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated grant date fair value of each option is expensed as employee benefits expense ratably over the vesting period. The expense recognized for this grant was $60,000 and $63,000 for the three months ended June 30, 2025 and 2024, respectively, which provided a tax benefit of $17,000 and $18,000, respectively. The expense recognized for this grant was $115,000 and $125,000 for the six months ended June 30, 2025 and 2024, respectively, which provided a tax benefit of $33,000 and $36,000, respectively. At June 30, 2025 and December 31, 2024, total unrecognized compensation expense for this grant was $220,000 and $335,000, respectively, with a 0.9 and 1.4 year weighted average future recognition period, respectively.

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

On December 2, 2024, 280,500 incentive and non-statutory stock options to purchase shares of common stock were granted under the 2024 Plan to directors for their services on the board of directors and certain members of management. As noted above, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model which requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The expected volatility assumption for this award was based upon the actual historical price volatility of the Company’s common stock. The expected term of the option was calculated using the simplified method since the Company continues to lack the appropriate historical data. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated grant date fair value of each option is expensed as employee benefits expense ratably over the vesting period. The expense recognized for this grant was $91,000 and $181,000 for the three and six months ended June 30, 2025, respectively, which provided a tax benefit of $25,000 and $50,000, respectively. At June 30, 2025 and December 31, 2024, total unrecognized compensation expense for this equity incentive plan was $848,000 and $1.0 million, respectively, with a 2.4 and 2.9 year weighted average future recognition period, respectively.

The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

A summary of non-vested stock options outstanding as of June 30, 2025 and December 31, 2024 and changes during the periods then ended is presented below:

	Three and Six Months Ended June 30, 2025
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Outstanding at beginning of period	519,644	$8.72	8.9	$684
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(2,750)	9.29	—	—
Outstanding at end of period	516,894	$8.72	8.3	$1,380

Fully vested and expected to vest	159,430	$8.06	7.8	$531

Exercisable at end of period	159,430	$8.06	7.8	$531

	Year Ended December 31, 2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Outstanding at beginning of year	249,144	$8.06	9.4	$—
Granted	280,500	9.29	—	—
Exercised	—	—	—	—
Forfeited	(10,000)	8.06	—	—
Outstanding at end of year	519,644	$8.72	8.9	$684

Fully vested and expected to vest	79,715	$8.06	8.4	$158

Exercisable at end of year	79,715	$8.06	8.4	$158

Date of grant	5/25/2023	12/2/2024
Options granted	249,144	280,500
Exercise price	$8.06	$9.29
Vesting period(1)	3 years	3 years
Expiration date	5/25/2033	12/2/2034
Expected volatility	27.8%	31.5%
Expected term	6.5 years	6.5 years
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%
Risk free interest rate	3.9%	4.1%
Fair value per option	$3.00	$3.78
(1) Vesting is ratably and the period begins on the date of the grant.

On December 2, 2024, 112,200 restricted stock awards were granted under the 2024 Plan to directors for their services on the board of directors and certain members of management at $9.29 per share. The total fair value related to the December 2, 2024 grant was $1.0 million. These restricted stock awards time-vest over a three year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting rights when granted and dividend rights when vested. For the three and six months ended June 30, 2025, the expense recognized for this grant was $87,000 and $174,000, respectively, which provided a tax benefit of $24,000 and $48,000, respectively. At June 30, 2025 and December 31, 2024, total unrecognized compensation expense for this grant was $868,000 and $1.0 million, respectively, with a 2.4 and 2.9 year weighted average future recognition period, respectively.

On June 1, 2023, 2,478 restricted stock awards were granted to a certain member of management at $7.99 per share. The total fair value related to the June 1, 2023 grant was $20,000. These restricted stock awards time-vest 50% as of November 18, 2023 and 50% as of November 18, 2024 and have been fair valued as of the date of grant. On November 18, 2021, 98,850 restricted stock awards were granted to directors and certain members of management at $11.95 per share (adjusted for the second step conversion transaction). The total fair value related to the November 18, 2021 grant was $1.2 million. These restricted stock awards time-vest over a three year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting rights when granted and dividend rights when vested. For the three months ended June 30, 2025 and 2024, the expense recognized for this grant was $-0- and $102,000, respectively, which provided a tax benefit of $-0- and $27,000, respectively. For the six months ended June 30, 2025 and 2024, the expense recognized for this grant was $-0- and $204,000, respectively, which provided a tax benefit of $-0- and $54,000, respectively.

A summary of non-vested restricted shares outstanding as of June 30, 2025 and December 31, 2024 and changes during the periods then ended is presented below:

	Three and Six Months Ended June 30, 2025
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

On June 11, 2024, the Bank entered into and closed on an agreement for the purchase and sale of four properties formerly owned and operated by the Bank, which included four branches (with an adjacent drive thru) and a parking lot, each adjacent to a sold branch, for an aggregate cash purchase price of $7.5 million. Concurrently with the sale-leaseback transaction, the Bank entered into an absolute net lease agreement with the purchaser under which the Bank will lease the properties for an initial term of 15 years with one renewal option of 15 years. The lease agreement includes a 2.5% annual rent escalation during the initial term and during the renewal term, if exercised. The sale-leaseback transaction resulted in a pre-tax gain of $2.5 million for the three and six months ended June 30, 2024, included in non-interest income in the accompanying consolidated statements of (loss) income. Additionally, the Company recorded a $1.5 million finance lease liability related to this agreement representing the portion of the gain not eligible for immediate recognition. The Company's obligation under this operating lease expires in June 2039 and has future lease payments of $8.9 million as of June 30, 2025. Total lease expense for this operating lease was $232,000 and $29,000 for the three months ended June 30, 2025 and 2024, respectively, and $364,000 and $29,000 for the six months ended June 30, 2025 and 2024, respectively.

The Company's obligation under an operating lease related to its leased ATMs expires in August 2030 and has future lease payments of $393,000 as of June 30, 2025. Total lease expense under this operating lease was $19,000 for the three months ended June 30, 2025 and 2024 and $38,000 for the six months ended June 30, 2025 and 2024.

The Company's obligation under an operating lease related to a branch not included in the sale-leaseback transaction expires in August 2027 and has future lease payments of $93,000 as of June 30, 2025. Total lease expense for this obligation was $10,000 for the three months ended June 30, 2025 and 2024, and $20,000 and $19,000 for the six months ended June 30, 2025 and 2024, respectively. This lease agreement contains clauses calling for escalation of minimum lease payments contingent on increases in LIBOR, or a similar replacement index, and the consumer price index.

The following tables summarize information related to the Company’s lease portfolio and other supplemental lease information as of and for the periods ended:

	June 30, 2025		December 31, 2024
	Operating	Finance	Operating	Finance
(Dollars in thousands)
ROU assets	$5,501	$—	$5,648	$—
Lease liabilities	5,501	1,481	5,648	1,509
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)	13.25	13.92	13.68	14.42
Weighted-average discount rate(1)	7.75%	8.12%	7.82%	8.12%

(1) A lease implicit rate or incremental borrowing rate is used based on information available at commencement date of lease.

	Three months ended June 30,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$74	$36
Principal payments on finance lease	14	3
Financing cash flows from finance lease	—	1,539
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$5,263
Net operating lease cost	$74	$36
Finance lease cost:
Amortization of right-of-use assets	14	3
Interest on lease liabilities	24	6
Total lease cost	$112	$45

	Six months ended June 30,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$146	$61
Principal payments on finance lease	28	3
Financing cash flows from finance lease	—	1,539
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$5,263
Net operating lease cost	$146	$61
Finance lease cost:
Amortization of right-of-use assets	28	3
Interest on lease liabilities	49	6
Total lease cost	$223	$70

The total minimum lease payments due in future periods for lease agreements in effect at June 30, 2025 were as follows:

As of June 30, 2025	Future Minimum Lease Payments
(Dollars in thousands)	Operating	Finance
Remainder of 2025	$330	$79
2026	666	160
2027	666	164
2028	651	168
2029	665	172
2030	648	176
Thereafter	5,724	1,673
Total minimum lease payments	9,350	2,592
Less: interest	(3,849)	(1,111)
Total lease liability	$5,501	$1,481

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

	Three Months Ended June 30,
Reclassification Adjustments	2025	2024	Affected Line Item in Consolidated Statements of (Loss) Income
	(Dollars in thousands)
Net amortization of bond premiums	$134	$135	Interest on debt securities
Tax effect	(36)	(37)	Income tax expense (benefit)
Total reclassification adjustments	$98	$98	Net (loss) income

	Six Months Ended June 30,
Reclassification Adjustments	2025	2024	Affected Line Item in Consolidated Statements of (Loss) Income
	(Dollars in thousands)
Net amortization of bond premiums	$290	$285	Interest on debt securities
Tax effect	(78)	(77)	Income tax expense (benefit)
Total reclassification adjustments	$212	$208	Net (loss) income

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Losses on AFS Securities(1)	Net Unrealized Losses on Cash Flow Hedges(1)	AOCI(1)
Balance at March 31, 2025	$(6,923)	$(46)	$(6,969)
Other comprehensive income before reclassification	1	6	7
Amounts reclassified from AOCI	98	—	98
Other comprehensive income	99	6	105
Balance at June 30, 2025	$(6,824)	$(40)	$(6,864)

Balance at March 31, 2024	$(6,867)	$—	$(6,867)
Other comprehensive loss before reclassification	(384)	—	(384)
Amounts reclassified from AOCI	98	—	98
Other comprehensive loss	(286)	—	(286)
Balance at June 30, 2024	$(7,153)	$—	$(7,153)

Balance at December 31, 2024	$(7,013)	$(31)	$(7,044)
Other comprehensive loss before reclassification	(23)	—	(23)
Amounts reclassified from AOCI	212	(9)	203
Other comprehensive income (loss)	189	(9)	180
Balance at June 30, 2025	$(6,824)	$(40)	$(6,864)

Balance at December 31, 2023	$(5,944)	$—	$(5,944)
Other comprehensive loss before reclassification	(1,417)	—	(1,417)
Amounts reclassified from AOCI	208	—	208
Other comprehensive loss	(1,209)	—	(1,209)
Balance at June 30, 2024	$(7,153)	$—	$(7,153)

(1)
All amounts are net of tax.

12.
Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of June 30, 2025, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework, for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of June 30, 2025 and December 31, 2024, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of June 30, 2025 and December 31, 2024 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total Capital (to risk-weighted assets)	$54,954	15.23%	$28,865	8.00%	$36,081	10.00%	$37,885	10.50%
Tier 1 Capital (to risk-weighted assets)	51,220	14.20	21,649	6.00	28,865	8.00	30,669	8.50
Tier 1 Capital (to average assets)	51,220	8.45	24,249	4.00	30,311	5.00	24,249	4.00
Common Equity Tier 1 (to risk-weighted assets)	51,220	14.20	16,237	4.50	23,453	6.50	25,257	7.00

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Capital (to risk-weighted assets)	$55,506	15.55%	$28,555	8.00%	$35,694	10.00%	$37,479	10.50%
Tier 1 Capital (to risk-weighted assets)	51,820	14.52	21,417	6.00	28,555	8.00	30,340	8.50
Tier 1 Capital (to average assets)	51,820	8.69	23,848	4.00	29,809	5.00	23,848	4.00
Common Equity Tier 1 (to risk-weighted assets)	51,820	14.52	16,062	4.50	23,201	6.50	24,986	7.00

13.
Treasury Stock

As of June 30, 2025 and December 31, 2024, the Company held a total of 597,999 and 519,243 shares in its treasury, respectively.

Common Stock Repurchases

On April 11, 2024, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to 507,707 shares of common stock, representing approximately 10% of shares then outstanding, which became effective on May 14, 2024. On December 12, 2024, the board of directors of the Company authorized additional stock repurchases, up to 228,858 shares of common stock, under this stock repurchase program. The additional repurchase authorization represents approximately 5% of pro forma outstanding shares assuming the repurchase of the remaining shares subject to the original authorization. The Company holds repurchased shares in its treasury. As of June 30, 2025 and December 31, 2024, the Company has repurchased 481,967 and 403,211 shares under this stock repurchase program, respectively.

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

On July 12, 2024, the Company entered into a two-year interest rate contract that was designated as cash flow hedge utilizing a pay fixed interest rate swap to hedge a portion of its index-based brokered deposits included in savings deposits and its change in fair value attributable to the movement in the one-month SOFR. The carrying amount of the hedged liability located in “savings deposits" includes the savings account balance used to designate hedging relationships in which the hedged items are the stated amount of liabilities anticipated to be outstanding for the designated hedged period. The carrying amount of the savings deposit used in the hedged relationship was $22.0 million and $22.1 million at June 30, 2025 and December 31, 2024, respectively. Under the "portfolio layer" approach, the Company designated a $10.0 million notional amount of portfolio liabilities that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer. At inception, this cash flow hedge had a pay fixed rate of 4.33% and a received rate of 5.32% (4.30% as of June 30, 2025). The change in the fair value of the interest rate swap was reported in other comprehensive income (loss) and was subsequently reclassified into interest expense or income in the period that the hedged transaction affected earnings. The change in fair value for this derivative instrument for the three and six months ended June 30, 2025 was $9,000 and $(12,000), respectively. For the three and six months ended June 30, 2025, $-0- of interest income was reclassified from AOCI into expense.

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

In June 2023, the Company entered into a three-year $25 million notional amount interest rate contract that was designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. On June 6, 2025, the Company terminated this pay fixed interest rate swap which resulted in a swap termination fee of $-0- due to the counterparty. Also, $336,000 of cash posted to the counterparty as collateral for this interest rate swap contract was returned to the Company. The Company terminated this interest rate swap as it was determined that this derivative was no longer meeting the aims of the Company’s interest rate risk management strategy as it was probable that the hedged forecasted transaction – the potential interest rate risk/variability in fair value of the residential loan portfolio attributable to the movement in one-month SOFR – would not occur by the end of the original maturity date of the hedging instrument. In November 2023, the Company entered into a second three-year $25 million notional amount interest rate contract that was also designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. On November 1, 2024, the Company terminated this pay fixed interest rate swap which resulted in a swap termination fee of $398,000 due to the counterparty. The $398,000 fee was recorded as a residential mortgage loan basis adjustment and included in 1-4 family residential loans as it is amortized over the remaining expected life of the original swap – 24 months. Also, $1.2 million of cash posted to the counterparty as collateral for this interest rate swap contract was returned to the Company. The Company terminated this interest rate swap as it was determined that this derivative was no longer meeting the aims of the Company’s interest rate risk management strategy as it was probable that the hedged forecasted transaction – the potential interest rate risk/variability in fair value of the residential loan portfolio attributable to the movement in one-month SOFR – would not occur by the end of the original maturity date of the hedging instrument. On June 23, 2025, the Company entered into an 18-month $25 million notional amount interest rate contract that was designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR.

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

As of June 30, 2025 and December 31, 2024, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Location in Consolidated Balance Sheets	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Total loans	$25,060	$24,957	$60	$(43)

The carrying amount of the hedged asset located in “total loans” includes the amortized cost basis of a closed portfolio of fixed-rate residential loans used to designate the hedging relationship in which the hedged item is the stated amount of assets anticipated to be outstanding for the designated hedged period. At June 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolio of fixed-rate residential loans used in the hedging relationship was in excess of the carrying amount of the hedged asset. At June 30, 2025 and December 31, 2024, the cumulative basis adjustments associated with this hedging relationship was $60,000 and $(43,000), respectively; and the notional amount of the designated hedged item was $25.0 million. Under the "portfolio layer" approach, the Company designated a notional amount of portfolio assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer.

The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of potential loss exposure. At June 30, 2025 and December 31, 2024, the Company’s fair value hedges had a remaining maturity of 1.50 and 1.42 years, respectively, an average pay fixed rate of 3.78% and 3.99%, respectively, and an average receive rate of 4.37% and 5.19%.

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

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Derivative Assets				Derivative Liabilities
	Notional Amount	Location	Fair Value		Notional Amount	Location	Fair Value
(Dollars in thousands)
June 30, 2025
Derivatives designated as hedging instruments:
Interest rate contracts - fair value hedge	$25,000	Other assets	$—		$—	Other liabilities	$60
Interest rate contracts - cash flow hedge	10,000	Other assets	—		—	Other liabilities	55
Total derivatives designated as hedging instruments	$35,000		$—		$—		$115

Derivatives not designated as hedging instruments:
Customer loan swaps	$4,559	Other assets	$64	$4	$4,559	Other liabilities	$64

December 31, 2024
Derivatives designated as hedging instruments:
Interest rate contracts - fair value hedge	$25,000	Other assets	$43		$—		$—
Interest rate contracts - cash flow hedge	10,000	Other assets	—		—	Other liabilities	43
Total derivatives designated as hedging instruments	$35,000		$43		$—		$43

Derivatives not designated as hedging instruments:
Customer loan swaps	$4,630	Other assets	$71		$4,630	Other liabilities	$71

Credit-risk-related Contingent Features

By entering into derivative transactions, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, and other monitoring procedures. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s board of directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. As of June 30, 2025 and December 31, 2024, the Company posted $451,000 and $781,000, respectively, of cash to the counterparties as collateral on its interest rate swap contracts and customer loan swaps, which was presented within cash and due from banks on the consolidated balance sheets.

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

The following tables present the information about derivative positions that are eligible for offset in the consolidated balance sheets as of June 30, 2025 and December 31, 2024:

				Gross Amounts Not Offset
(Dollars in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments Pledged (Received)	Cash Collateral Pledged (Received) (1)	Net Amount
June 30, 2025
Derivative Assets:
Interest rate contract - fair value hedge(2)	$—	$—	$—	$—	$—	$—
Interest rate contract - cash flow hedge(2)	—	—	—	—	—	—
Customer loan swap - dealer bank(3)	64	—	64	—	64	—
Total	$64	$—	$64	$—	$64	$—

Derivative Liabilities:
Interest rate contract - fair value hedge(2)	$60	$—	$60	$—	$60	$—
Interest rate contract - cash flow hedge(2)	55	—	55	—	55	—
Customer loan swap - dealer bank(3)	64	—	64	—	—	64
Total	$179	$—	$179	$—	$115	$64
December 31, 2024
Derivative Assets:
Interest rate contract - fair value hedge(2)	$43	$—	$43	$—	$43	$—
Interest rate contract - cash flow hedge(2)	—	—	—	—	—	—
Customer loan swap - dealer bank(3)	71	—	71	—	71	—
Total	$114	$—	$114	$—	$114	$—

Derivative Liabilities:
Interest rate contract - fair value hedge(2)	$—	$—	$—	$—	$—	$—
Interest rate contract - cash flow hedge(2)	43	—	43	—	43	—
Customer loan swap - dealer bank(3)	71	—	71	—	—	71
Total	$114	$—	$114	$—	$43	$71

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at June 30, 2025 and December 31, 2024.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2025
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,438	$—	$1,438	$—
U.S. Government agency small business administration pools guaranteed by the SBA	11,901	—	11,901	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	35,906	—	35,906	—
Residential mortgage-backed securities	58,907	—	58,907	—
Municipal bonds	27,740	—	27,740	—
Corporate debt	487	—	487	—
Corporate subordinated debt	7,903	—	7,903	—
Other assets:
Mortgage servicing rights	280	—	—	280
Derivatives	64	—	64	—
Other liabilities:
Derivatives	179	—	179	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2024
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,387	$—	$1,387	$—
U.S Government agency small business administration pools guaranteed by the SBA	13,125	—	13,125	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	19,362	—	19,362	—
Residential mortgage-backed securities	48,462	—	48,462	—
Municipal bonds	29,532	—	29,532	—
Corporate debt	484	—	484	—
Corporate subordinated debt	7,865	—	7,865	—
Other assets:
Mortgage servicing rights	305	—	—	305
Derivatives	114	—	114	—
Other liabilities:
Derivatives	114	—	114	—

For the six months ended June 30, 2025 and 2024, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2025	$305
Included in net loss	(25)
Balance as of June 30, 2025	$280
Total unrealized net gains (losses) included in net loss related to assets still held as of June 30, 2025	$—

Balance as of January 1, 2024	$339
Included in net income	(18)
Balance as of June 30, 2024	$321
Total unrealized net gains (losses) included in net income related to assets still held as of June 30, 2024	$—

(1) Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income in the Company’s consolidated statements of (loss) income.

For Level 3 assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2025
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	4.49% - 23.71%	8.38%	$280
		Discount Rate	9.500% - 9.500%	9.50%
		Delinquency Rate	1.90% - 2.53%	2.01%
		Default Rate	0.16% - 0.32%	0.19%

	December 31, 2024
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	4.54% - 18.71%	6.51%	$305
		Discount Rate	10.00% - 10.00%	10.00%
		Delinquency Rate	2.17% - 2.64%	2.25%
		Default Rate	0.14% - 0.24%	0.16%

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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At June 30, 2025 and December 31, 2024, there were no assets or liabilities measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at June 30, 2025 or December 31, 2024.

ASC Topic 825,“Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASC Topic 825 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At June 30, 2025 and December 31, 2024, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at June 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Financial Assets:
Cash and due from banks	$6,712	$6,712	$6,712	$—	$—
Federal Home Loan Bank stock	2,677	2,677	—	2,677	—
Bank-owned life insurance	4,811	4,811	—	4,811	—
Loans, net	435,980	401,412	—	—	401,412
Accrued interest receivable	2,154	2,154	2,154	—	—
Financial Liabilities:
Deposits	$472,264	$472,225	$309,974	$162,251	$—
Advances from Federal Home Loan Bank	58,953	58,947	—	58,947	—
Mortgagors’ tax escrow	634	634	—	634	—
Accrued interest payable	494	494	494	—	—
December 31, 2024
Financial Assets:
Cash and due from banks	$7,100	$7,100	$7,100	$—	$—
Federal Home Loan Bank stock	2,498	2,498	—	2,498	—
Bank-owned life insurance	4,768	4,768	—	4,768	—
Loans, net	435,481	397,154	—	—	397,154
Accrued interest receivable	2,103	2,103	2,103	—	—
Financial Liabilities:
Deposits	$454,208	$453,890	$318,520	$135,370	$—
Advances from Federal Home Loan Bank	52,268	52,208	—	52,208	—
Mortgagors’ tax escrow	654	654	—	654	—
Accrued interest payable	475	475	475	—	—

16. (Loss) Earnings Per Share

The following represents a reconciliation between basic and diluted (loss) earnings per share:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
(Loss) earnings per common share - basic:
Numerator:
Net (loss) income applicable to common shareholders	$(545)	$2,003	$(1,148)	$851

Denominator:
Weighted average common shares outstanding	4,259,134	4,530,623	4,275,985	4,622,277
(Loss) earnings per common share - basic	$(0.13)	$0.44	$(0.27)	$0.18

(Loss) earnings per common share - diluted:
Numerator:
Net (loss) income applicable to common shareholders	$(545)	$2,003	$(1,148)	$851

Denominator:
Weighted average common shares outstanding	4,259,134	4,530,623	4,275,985	4,622,277
Dilutive effect of common stock equivalents(1)	—	236,511	—	235,938
Weighted average diluted common shares outstanding	4,259,134	4,767,134	4,275,985	4,858,215
(Loss) earnings per common share - diluted	$(0.13)	$0.42	$(0.27)	$0.18

(1) Not adjusted for potentially dilutive shares for periods where a net loss was recognized. The three and six months ended June 30, 2025 excludes 99,656 of stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at June 30, 2025 and consolidated results of operations for the three and six months ended June 30, 2025 and 2024. It should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report and with the Company’s audited consolidated financial statements and accompanying notes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 21, 2025 with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comparison of Financial Condition at June 30, 2025 (unaudited) and December 31, 2024

Total Assets. Total assets were $604.8 million as of June 30, 2025, an increase of $24.1 million, or 4.1%, compared to total assets of $580.8 million at December 31, 2024. The increase was due primarily to a $24.1 million increase in securities available-for-sale from the completion of a leveraged transaction consisting of the purchase of securities available-for-sale funded with brokered deposits.

Cash and Due From Banks. Cash and due from banks decreased $388,000, or 5.5%, to $6.7 million at June 30, 2025 from $7.1 million at December 31, 2024. This decrease resulted primarily from a $24.1 million increase in securities available-for-sale, offset by an $18.1 million increase in deposits and a $6.7 million increase in borrowings during the six months ended June 30, 2025.

Available-for-Sale Securities. Available-for-sale securities increased by $24.1 million, or 20.0%, to $144.3 million at June 30, 2025 from $120.2 million at December 31, 2024. This increase was primarily due to investment purchases totaling $31.7 million and a $258,000 decrease in net unrealized losses within the portfolio, offset by $7.7 million of proceeds from principal payments during the six months ended June 30, 2025. The unrealized losses within the portfolio are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore we recorded no allowance for credit losses on available-for-sale debt securities as of June 30, 2025.

The following table sets forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of June 30, 2025
	One Year or Less		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
(Dollars in thousands)
U.S. Government sponsored enterprises obligations	$—	—	630	1.51%	$998	0.63%	$—	—	$1,628	1.21%
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	4,492	5.29%	8,164	4.53%	12,656	4.80%
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	—	—	—	—	1,751	3.34%	34,108	5.71%	35,859	5.60%
Residential mortgage-backed securities	—	—	698	3.47%	—	—	61,187	4.51%	61,885	4.50%
Municipal bonds	—	—	—	—	1,330	2.90%	31,427	2.53%	32,757	2.54%
Corporate debt	—	—	500	7.00%	—	—	—	—	500	7.00%
Corporate subordinated debt	—	—	4,835	8.68%	3,500	4.04%	—	—	8,335	6.73%
	—	—	$6,663	7.33%	$12,071	3.99%	$134,886	4.35%	$153,620	4.46%

Net Loans. Net loans increased $499,000, or 0.1%, to $436.0 million at June 30, 2025 from $435.5 million at December 31, 2024. During the six months ended June 30, 2025, we collected $3.0 million of loan principal, net of loan originations, and purchased $2.3 million of participation interests in commercial and industrial loans through our membership in a national community bank loan program and $1.0 million of consumer loans secured by manufactured housing properties. As of June 30, 2025 and December 31, 2024, the portfolio of purchased loans had outstanding principal balances of $36.9 million and $34.3 million, respectively, and were performing in accordance with their original repayment terms at each date.

One- to four-family residential mortgage loans increased $646,000, or 0.2%, to $275.9 million at June 30, 2025 from $275.2 million at December 31, 2024. Commercial real estate mortgage loans decreased $65,000, or 0.1%, to $86.0 million at June 30, 2025 from December 31, 2024. Multi-family loans decreased $179,000, or 3.1%, to $5.6 million at June 30, 2025 from $5.8 million at December 31, 2024. Commercial and industrial loans increased $1.2 million, or 5.0%, to $24.9 million at June 30, 2025 from $23.7 million at December 31, 2024. Acquisition, development, and land loans decreased $1.9 million, or 12.5%, to $13.1 million at June 30, 2025 from $14.9 million at December 31, 2024. Home equity loans and lines of credit increased $446,000, or 2.1%, to $21.4 million at June 30, 2025 from $20.9 million at December 31, 2024. Consumer loans increased $362,000, or 2.9%, to $12.8 million at June 30, 2025 from $12.4 million at December 31, 2024.

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

Our ACL on loans was $3.5 million at June 30, 2025 and December 31, 2024 based upon ASU 2016-13 and its credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost, including loans, to be presented at the net amount expected to be collected, through an ACL that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires the measurement of all expected credit losses for loans held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, the ASU requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied at prior reporting dates are still permitted, though the inputs to those techniques have changed to reflect the full amount of expected credit losses. We have selected the Weighted Average Remaining Maturity Model (“WARM” or "CECL model"), for the loss calculation of each of our loan pools utilizing a third-party software application. The WARM uses a quarterly loss rate and future expectations of loan balances to calculate an ACL. A loss rate is applied to pool balances over time.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses. As of June 30, 2025 and December 31, 2024, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was estimated not to exceed $102.5 million, or 21.7% of total deposits, and $112.2 million, or 24.7% of total deposits, respectively.

For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we began offering in late 2023 the CDARS® program, which allows us to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. We receive a like amount of deposits from other participating financial institutions. In addition, we offer the ICS™ program, an insured deposit “sweep” program for demand deposits which is a product offered by IntraFi Network, LLC, which is also the provider of the CDARS® program. Similarly to the certificates of deposit’s discussed above, we receive a like amount of deposits from other financial institutions and all customer deposits are insured by the FDIC. These “reciprocal” CDARS® and ICS deposits are classified as “brokered” deposits in regulatory reports and "core" deposits in our consolidated balance sheet. At June 30, 2025 our “reciprocal” CDARS® and ICS deposits were $-0- and $5.5 million, respectively. At December 31, 2024, our “reciprocal” CDARS® and ICS deposits were $-0- and $6.0 million, respectively.

Deposits increased $18.1 million, or 4.0%, to $472.3 million at June 30, 2025 from $454.2 million at December 31, 2024 primarily as a result of a $19.8 million increase in retail deposits offset by a $1.7 million decrease in commercial deposits. Core deposits (defined as deposits other than time deposits) decreased $8.7 million, or 2.7%, to $309.8 million at June 30, 2025 from $318.5 million at December 31, 2024. As of June 30, 2025, savings deposits decreased $1.9 million, money market deposits decreased $3.4 million, NOW and demand deposit accounts decreased $3.4 million and time deposits increased $26.7 million. The increase in time deposits consisted primarily of a $24.3 million increase in brokered deposits used to fund the purchase of securities available-for-sale in a leveraged investment transaction completed during the quarter. There were $87.4 million and $63.1 million of brokered deposits included in time deposits at June 30, 2025 and December 31, 2024, respectively.

Additionally, there were $22.0 million and $22.1 million of brokered deposits included in savings deposits at June 30, 2025 and December 31, 2024, respectively. Deposits from related parties totaled $10.4 million and $11.6 million at of June 30, 2025 and December 31, 2024, respectively.

Borrowings. Total borrowings from the FHLB increased $6.7 million, or 12.8%, to $59.0 million at June 30, 2025 from $52.3 million at December 31, 2024 in support of our investment and loan growth initiatives.

Total Stockholders’ Equity. Total stockholders’ equity decreased $1.2 million, or 2.0%, to $60.8 million at June 30, 2025 from $62.1 million at December 31, 2024. This decrease was due primarily to a net loss of $1.1 million for the six months ended June 30, 2025 and $836,000 of common stock repurchases, partially offset by the recognition of $469,000 of previously unearned compensation and $180,000 of other comprehensive income.

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

Non-performing loans were $14,000 and $-0- at June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024, we had no foreclosed assets.

Comparison of Operating Results for the Three Months Ended June 30, 2025 and June 30, 2024

Net (Loss) Income. Net loss was $545,000 for the three months ended June 30, 2025, compared to net income of $2.0 million for the three months ended June 30, 2024, a decrease of $2.5 million, or 127.2%. The decrease was due primarily to a decrease in non-interest income of $2.4 million, as a result of a one-time recognized gain of $2.5 million on the sale of land and buildings during the three months ended June 30, 2024.

Interest and Dividend Income. Total interest and dividend income increased $445,000, or 7.1%, to $6.7 million for the three months ended June 30, 2025 compared to $6.3 million for the three months ended June 30, 2024. This increase was due to a $126,000 increase in interest and dividend income on investments and a $319,000 increase in interest and fees on loans.

Average interest-earning assets increased $19.4 million to $583.8 million for the three months ended June 30, 2025 from $564.4 million for the three months ended June 30, 2024. The weighted average annualized yield on interest earning-assets increased to 4.61% for the three months ended June 30, 2025 from 4.45% for the three months ended June 30, 2024 primarily due to an increase in market interest rates. The weighted average annualized yield for the loan portfolio increased to 4.68% for the three months ended June 30, 2025 from 4.48% for the three months ended June 30, 2024 due primarily to new loan originations at higher current market interest rates and repricing of certain variable rate loans. The weighted average annualized yield for all other interest-earning assets increased to 4.38% for the three months ended June 30, 2025 from 4.35% for the three months ended June 30, 2024.

Interest Expense. Total interest expense increased $41,000, or 1.3%, to $3.3 million for the three months ended June 30, 2025 and 2024. Interest expense on deposits increased $407,000, or 18.6%, to $2.6 million for the three months ended June 30, 2025 from $2.2 million for the three months ended June 30, 2024. The average balance of interest-bearing deposits increased $51.9 million, or 14.9%, to $399.6 million for the three months ended June 30, 2025 from $347.7 million for the three months ended June 30, 2024 primarily as a result of an increase in the average balance of savings and time deposits offset by a decrease in the average balances of demand and money market deposits. The weighted average annualized rate of interest-bearing deposits increased to 2.60% for the three months ended June 30, 2025 from 2.52% for the three months ended June 30, 2024 primarily as a result of an increase in market interest rates.

Interest expense on borrowings decreased $366,000 to $697,000, or 34.4%, for the three months ended June 30, 2025 from $1.1 million for the three months ended June 30, 2024 primarily due to a decrease in the average balance of borrowings and a decrease in market interest rates. The average balance of borrowings decreased $29.6 million, or 33.0%, to $60.2 million for the three months ended June 30, 2025 from $89.7 million for the three months ended June 30, 2024. The weighted average annualized rate of borrowings decreased to 4.64% for the three months ended June 30, 2025 from 4.74% for the three months ended June 30, 2024 due to a decrease in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income increased $404,000, or 13.4%, to $3.4 million for the three months ended June 30, 2025 from $3.0 million for the three months ended June 30, 2024. This increase was due to an increase of $19.4 million, or 3.4%, in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans and taxable debt securities offset by a decrease in the average balances of non-taxable debt securities, during the three months ended June 30, 2025. The average balance of interest-bearing liabilities increased $22.5 million, or 5.1%, and consisted primarily of increases in the average balances of savings and time deposits, offset by decreases in the average balances of borrowings and money market deposits. Annualized net interest margin increased to 2.35% for the three months ended June 30, 2025 from 2.14% for the three months ended June 30, 2024 due primarily to an increase in net interest income offset by an increase in the average balance of interest-earning assets.

Provision (Release) for Credit Losses. Based on management’s analysis of the ACL, a $47,000 provision for credit losses was recorded for the three months ended June 30, 2025, compared to a $(16,000) release of credit losses expense for the three months ended June 30, 2024. The provision for credit losses for the three months ended June 30, 2025 consisted of a $-0- provision for credit losses on loans and a $47,000 provision for credit losses for off-balance sheet credit exposures. The release of credit losses for the three months ended June 30, 2024 consisted of a $30,000 provision for credit losses on loans and a $(46,000) release of credit losses for off-balance sheet credit exposures.

Non-Interest Income. Non-interest income decreased $2.4 million, or 84.4%, to $451,000 for the three months ended June 30, 2025 compared to $2.9 million for the three months ended June 30, 2024. The decrease was due to a one-time $2.5 million gain on the sale of land and buildings recognized during the three months ended June 30, 2024 offset by a $101,000 increase in customer service fees during the three months ended June 30, 2025.

Non-Interest Expense. Non-interest expense increased $537,000, or 14.0%, to $4.4 million for the three months ended June 30, 2025 from $3.8 million for the three months ended June 30, 2024. The increase was primarily due to a $154,000 increase in salaries and employee benefits, a $72,000 increase in equity compensation expense, a $215,000 increase in occupancy expense and a $78,000 increase in data processing. The increase in salaries and employee benefits was due to normal salary increases. The increase in equity compensation expense was due to the incentive and non-statutory stock options granted in December 2024. The increase in occupancy expense was due primarily to the increase in lease expense associated with the sale-leaseback transaction completed on June 11, 2024.

Income Taxes. Income tax expense decreased $90,000, or 88.2%, to $12,000 for the three months ended June 30, 2025 from $102,000 for the three months ended June 30, 2024. The effective tax rate was 2.3% and 4.8% for the three months ended June 30, 2025 and 2024, respectively. (Loss) income before income tax (benefit) expense was $(533,000) for the three months ended June 30, 2025 as compared to $2.1 million for the three months ended June 30, 2024. The income tax expense and effective tax rate for the three months ended June 30, 2025 was greater than statutory federal and state rates due primarily to an increase in the deferred tax asset valuation allowance during the three months ended June 30, 2025. The income tax expense and effective tax rate for the three months ended June 30, 2024 was less than statutory federal and state rates due primarily to the utilization of certain Federal and New Hampshire net operating loss carryforward deferred tax assets and the release of the associated valuation allowances established at December 31, 2023 for these deferred tax assets. Net deferred tax assets of $7.2 million and $6.4 million as of June 30, 2025 and

2024, respectively, were reduced by a 100% valuation allowance because management believes that it is more likely than not that the benefit of these deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income. The valuation allowance for these net deferred tax assets may be adjusted in the future if estimates of taxable income during the carryforward period are increased.

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

	For the Three Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$440,551	$5,154	4.68%	$431,601	$4,835	4.48%
Taxable debt securities	108,321	1,277	4.72%	73,190	870	4.76%
Non-taxable debt securities	26,223	199	3.04%	50,256	441	3.51%
Interest-bearing deposits with other banks	5,959	44	2.93%	6,323	69	4.33%
Federal Home Loan Bank stock	2,702	49	7.26%	3,009	63	8.38%
Total interest-earning assets	583,756	6,723	4.61%	564,379	6,278	4.45%
Non-interest-earning assets	11,811			10,992
Total assets	$595,567			$575,371
Interest-bearing liabilities:
NOW and demand deposits	$96,580	$123	0.51%	$96,201	$121	0.50%
Money market deposits	68,596	469	2.73%	76,577	639	3.33%
Savings deposits	83,868	554	2.63%	67,460	392	2.32%
Time deposits	150,588	1,449	3.85%	107,511	1,035	3.85%
Total interest-bearing deposits	399,632	2,595	2.60%	347,749	2,187	2.52%
Borrowings	60,167	697	4.64%	89,749	1,063	4.74%
Other	2,012	3	0.56%	1,855	4	0.56%
Total interest-bearing liabilities	461,811	3,295	2.85%	439,353	3,254	2.96%
Non-interest-bearing deposits	64,697			69,185
Other non-interest-bearing liabilities	8,331			2,989
Total liabilities	534,839			511,527
Total stockholders' equity	60,728			63,844
Total liabilities and stockholders' equity	$595,567			$575,371
Net interest income		$3,428			$3,024
Net interest rate spread (1)			1.76%			1.49%
Net interest-earning assets (2)	$121,945			$125,026
Net interest margin (3)			2.35%			2.14%
Average interest-earning assets to interest-bearing liabilities	126.41%			128.46%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee expense included in loan interest totaled $100,000 and $120,000 for the three months ended June 30, 2025 and 2024, respectively.

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

	Three Months Ended June 30, 2025 vs. 2024
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$103	$216	$319
Taxable debt securities	414	(7)	407
Non-taxable debt securities	(189)	(53)	(242)
Interest-bearing deposits with other banks	(5)	(20)	(25)
Federal Home Loan Bank stock	(6)	(8)	(14)
Total interest-earning assets	317	128	445
Interest-bearing liabilities:
NOW and demand deposits	1	1	2
Money market deposits	(62)	(108)	(170)
Savings accounts	103	59	162
Time deposits	415	(1)	414
Total interest-bearing deposits	457	(49)	408
Borrowings	(343)	(23)	(366)
Other	(1)	—	(1)
Total interest-bearing liabilities	113	(72)	41
Change in net interest income	$204	$200	$404

Comparison of Operating Results for the Six Months Ended June 30, 2025 and June 30, 2024

Net (Loss) Income. Net loss was $1.1 million for the six months ended June 30, 2025, compared to net income of $851,000 for the six months ended June 30, 2024, a decrease of $2.0 million. The decrease was due primarily to a decrease in non-interest income of $2.4 million and an increase in non-interest expenses of $701,000 offset by an increase in net interest and dividend income after provision (release) for credit losses of $609,000 and a decrease in income tax expense of $481,000 during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Interest and Dividend Income. Total interest and dividend income increased $807,000, or 6.5%, to $13.2 million for the six months ended June 30, 2025 compared to $12.3 million for the six months ended June 30, 2024. This increase was due to a $190,000 increase in interest and dividend income on investments and a $617,000 increase in interest and fees on loans.

Average interest-earning assets increased $15.7 million, to $577.4 million for the six months ended June 30, 2025 from $561.7 million for the six months ended June 30, 2024. The weighted average annualized yield on interest earning-assets increased to 4.56% for the six months ended June 30, 2025 from 4.40% for the six months ended June 30, 2024 primarily due to an increase in market interest rates. The weighted average annualized yield for the loan portfolio increased to 4.63% for the six months ended June 30, 2025 from 4.44% for the six months ended June 30, 2024 due primarily to new loan originations at higher current market interest rates and a repricing of certain variable rate loans. The weighted average annualized yield for all other interest-earning assets increased to 4.33% for the six months ended June 30, 2025 from 4.26% for the six months ended June 30, 2024 due primarily to an increase in market interest rates.

Interest Expense. Total interest expense increased $115,000, or 1.8%, to $6.5 million for the six months ended June 30, 2025 from $6.4 million for the six months ended June 30, 2024. Interest expense on deposits increased $977,000, or 23.2%, to $5.2 million for the six months ended June 30, 2025 from $4.2 million for the six months ended June 30, 2024. The average balance of interest-bearing deposits increased $52.8 million, or 15.4%, to $396.0 million for the six months ended June 30, 2025 from $343.3 million for the six months ended June 30, 2024 primarily as a result of an increase in the average balance of savings and time deposits offset by a decrease in the average balances of money market deposits. The weighted average annualized rate of interest-bearing deposits increased to 2.62% for the six months ended June 30, 2025 from 2.46% for the six months ended June 30, 2024 primarily as a result of an increase in market interest rates.

Interest expense on borrowings decreased $861,000, or 38.9%, to $1.4 million for the six months ended June 30, 2025 from $2.2 million for the six months ended June 30, 2024 primarily due to a decrease in the average balance of borrowings and a decrease in market interest rates. The average balance of borrowings decreased $35.0 million, or 37.4%, to $58.6 million for the six months ended June 30, 2025 from $93.6 million for the six months ended June 30, 2024. The weighted average annualized rate of borrowings decreased to 4.61% for the six months ended June 30, 2025 from 4.73% for the six months ended June 30, 2024.

Net Interest and Dividend Income. Net interest and dividend income increased $692,000, or 11.7%, to $6.6 million for the six months ended June 30, 2025 from $5.9 million for the six months ended June 30, 2024. This increase was due to an increase in the average balance of interest-earning assets, consisting primarily of increases in the average balances of loans, taxable debt securities, offset by a decrease in the average balance of non-taxable debt securities, and a decrease in the average balance of borrowings, offset by an increase in the average balance of interest-bearing liabilities, consisting primarily of an increase in the average balances of savings and time deposits offset by a decrease in the average balances of money market deposits during the six months ended June 30, 2025. Annualized net interest margin increased to 2.29% for the six months ended June 30, 2025 from 2.11% for the six months ended June 30, 2024 due primarily to an increase in net interest income offset by an increase in the average balance of interest-earning assets.

Provision (Release) for Credit Losses. Based on management’s analysis of the ACL, a $47,000 provision for credit losses was recorded for the six months ended June 30, 2025, compared to a $(36,000) release of credit losses for the six months ended June 30, 2024. The provision for credit losses for the six months ended June 30, 2025 consisted of a $-0- provision for credit losses on loans and a $47,000 provision for credit losses for off-balance sheet credit exposures. The release of credit losses for the six months ended June 30, 2024 consisted of a $60,000 provision for credit losses on loans and a $(96,000) release of credit losses for off-balance sheet credit exposures.

Non-Interest Income. Non-interest income decreased $2.4 million, or 74.9%, to $802,000 for the six months ended June 30, 2025 compared to $3.2 million for the six months ended June 30, 2024. The decrease was due primarily to a one-time $2.5 million gain on the sale of land and buildings recognized during the six months ended June 30, 2024 offset by a $120,000 increase in customer service fees during the three months ended June 30, 2025.

Non-Interest Expense. Non-interest expense increased $701,000, or 9.0%, to $8.5 million for the six months ended June 30, 2025 from $7.8 million for the six months ended June 30, 2024. The increase was primarily due to a $204,000 increase in salaries and employee benefits, a $140,000 increase in equity compensation expense, a $348,000 increase in occupancy expense and a $131,000 increase in data processing offset by a $58,000 decrease in equipment expense and a $46,000 decrease in professional fees and assessments. The increase in salaries and employee benefits was due to normal salary increases. The increase in equity compensation expense was due to the incentive and non-statutory stock options granted in December 2024. The increase in occupancy expense was due primarily to the increase in lease expense associated with the sale-leaseback transaction completed on June 11, 2024.

Income Taxes. Income tax expense decreased $481,000, or 103.7%, to a benefit of $17,000 for the six months ended June 30, 2025 from an expense of $464,000 for the six months ended June 30, 2024. The effective tax rate was (1.5)% and 35.3% for the six months ended June 30, 2025 and 2024, respectively. Loss before income tax expense (benefit) was $1.2 million for the six months ended June 30, 2025 as compared to income before income tax expense (benefit) of $1.3 million for the six months ended June 30, 2024. The income tax benefit and effective tax rate for the six months ended June 30, 2025 was less than statutory federal and state rates due primarily to an increase in the deferred tax asset valuation allowance during the six months ended June 30, 2025. Net deferred tax assets of $7.2 million and $6.4 million as of June 30, 2025 and 2024, respectively, were reduced by a 100% valuation allowance because management believes that it is more likely than not that the benefit of these deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income. The valuation allowance for these net deferred tax assets may be adjusted in the future if estimates of taxable income during the carryforward period are increased.

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

	For the Six Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$439,242	$10,162	4.63%	$430,069	$9,545	4.44%
Taxable debt securities	102,539	2,403	4.69%	72,137	1,682	4.66%
Non-taxable debt securities	26,861	397	2.96%	50,935	881	3.46%
Interest-bearing deposits with other banks	6,145	94	3.06%	5,495	109	3.96%
Federal Home Loan Bank stock	2,640	99	7.50%	3,095	131	8.47%
Total interest-earning assets	577,427	13,155	4.56%	561,731	12,348	4.40%
Non-interest-earning assets	4,336			13,751
Total assets	$581,763			$575,482
Interest-bearing liabilities:
NOW and demand deposits	$96,365	$257	0.53%	$95,651	$251	0.53%
Money market deposits	69,626	961	2.76%	81,242	1,368	3.37%
Savings deposits	84,828	1,107	2.61%	66,204	724	2.19%
Time deposits	145,218	2,867	3.95%	100,160	1,872	3.74%
Total interest-bearing deposits	396,037	5,192	2.62%	343,257	4,215	2.46%
Borrowings	58,596	1,351	4.61%	93,577	2,212	4.73%
Other	1,738	5	0.60%	1,643	6	0.72%
Total interest-bearing liabilities	456,371	6,548	2.87%	438,477	6,433	2.93%
Non-interest-bearing deposits	63,206			66,319
Other non-interest-bearing liabilities	812			5,778
Total liabilities	520,389			510,574
Total stockholders' equity	61,374			64,908
Total liabilities and stockholders' equity	$581,763			$575,482
Net interest income		$6,607			$5,915
Net interest rate spread (1)			1.69%			1.47%
Net interest-earning assets (2)	$121,056			$123,254
Net interest margin (3)			2.29%			2.11%
Average interest-earning assets to interest-bearing liabilities	126.53%			128.11%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee expense included in loan interest totaled $242,000 and $201,000 for the six months ended June 30, 2025 and 2024, respectively.

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

	Six Months Ended June 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$206	$411	$617
Taxable debt securities	711	10	721
Non-taxable debt securities	(370)	(114)	(484)
Interest-bearing deposits with other banks	11	(26)	(15)
Federal Home Loan Bank stock	(18)	(14)	(32)
Total interest-earning assets	540	267	807
Interest-bearing liabilities:
NOW and demand deposits	4	2	6
Money market deposits	(180)	(227)	(407)
Savings deposits	227	156	383
Time deposits	886	109	995
Total interest-bearing deposits	937	40	977
Borrowings	(807)	(54)	(861)
Other	—	(1)	(1)
Total interest-bearing liabilities	130	(15)	115
Change in net interest income	$410	$282	$692

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. As of June 30, 2025 and December 31, 2024, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, had an estimated value not exceeding $102.5 million, or 21.7% of total deposits, and $112.2 million, or 24.7% of total deposits, respectively. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the FHLB and FRB as supplemental sources of funds. At June 30, 2025 and December 31, 2024, we had $59.0 million and $52.3 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $90.6 million and $94.0 million, respectively.

At June 30, 2025 and December 31, 2024, the Bank had an overnight line of credit with the FHLB for up to $3.0 million. The Bank has a secured credit facility with the FRB – BIC Program. The Bank’s unused available borrowing capacity at the FRB was $37.7 million and $-0- at June 30, 2025 and December 31, 2024, respectively. Additionally, at June 30, 2025 and December 31, 2024, the Bank had a $2.0 million unsecured Fed Funds borrowing line of credit with a correspondent bank. At June 30, 2025 and December 31, 2024, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided (used) by operating activities was $423,000 and $(1.5) million for the six months ended June 30, 2025 and 2024, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by proceeds from the sale of land and building, principal collections on loans and proceeds from the sale, maturity and principal payments on securities available-for-sale, was $24.7 million and $4.8 million for the six months ended June 30, 2025 and 2024, respectively. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and FHLB advances offset by treasury stock purchases, was $23.9 million and $25.6 million for the six months ended June 30, 2025 and 2024, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of June 30, 2025. Our current strategy is to increase core deposits and utilize FHLB advances, as well as brokered deposits, to fund loan growth.

First Seacoast Bancorp, Inc. is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At June 30, 2025, the Company (on an unconsolidated basis) had liquid assets of $16.2 million.

At June 30, 2025, First Seacoast Bank exceeded all its regulatory capital requirements. See Note 12 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of June 30, 2025 and December 31, 2024:

As of June 30, 2025:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$36,969	$(36,289)	(49.5)%	7.5%	$(532)
300 bp	46,787	(26,471)	(36.1)	9.1	(368)
200 bp	55,991	(17,267)	(23.6)	10.5	(228)
100 bp	65,515	(7,743)	(10.6)	11.8	(95)
0	73,258	—	—	12.8	—
(100) bp	79,280	6,022	8.2	13.4	62
(200) bp	82,114	8,856	12.1	13.5	72
(300) bp	82,158	8,900	12.1	13.2	39
(400) bp	75,188	1,930	2.6	11.9	(91)

As of December 31, 2024:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$41,552	$(32,138)	(43.6)%	8.9%	$(477)
300 bp	50,126	(23,564)	(32.0)	10.3	(332)
200 bp	58,086	(15,604)	(21.2)	11.6	(210)
100 bp	66,471	(7,219)	(9.8)	12.7	(90)
0	73,690	—	—	13.6	—
(100) bp	79,465	5,775	7.8	14.2	59
(200) bp	82,581	8,891	12.1	14.4	72
(300) bp	83,028	9,338	12.7	14.1	41
(400) bp	79,737	6,047	8.2	13.2	(45)

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

The percent changes to NPV in the +100, +200, +300 and +400 bp changes in interest rates was -10.6%, -23.6%, -36.1% and -49.5%, respectively, at June 30, 2025 versus policy limits of -10%, -20.0%, -30.0% and -40.0%, respectively. These percent changes were due primarily to the continued migration of deposits during the six months ended June 30, 2025 from less interest-sensitive products such as NOW and demand deposits to products with greater interest rate sensitivity, i.e., money market and time deposits. The percent changes to NPV in the +200, +300 and +400 bp changes in interest rates was -21.2%, -32.0% and -43.6%, respectively, at December 31, 2024 versus policy limits of -20.0%, -30.0% and -40.0%, respectively. These percent changes were due primarily to the migration of deposits during 2024 from less interest-sensitive products such as NOW and demand deposits to products with greater interest rate sensitivity, i.e., money market and time deposits. We monitor our exposure to movements in interest rates regularly and discuss the implementation of strategies we believe will mitigate the negative impact of such movements.

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity would decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of June 30, 2025 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 23.6% decrease in economic value of equity which was above the policy limit of 20%. At the same date, our analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Company would experience a 12.1% increase in the economic value of equity.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of June 30, 2025, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2025, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable, as First Seacoast Bancorp, Inc. is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

April 1, 2025 - April 30, 2025	13,830	$10.83	13,830	264,708
May 1, 2025 - May 31, 2025	1,808	10.92	1,808	262,900
June 1, 2025 - June 30, 2025	8,302	11.17	8,302	254,598
Total	23,940		23,940

On April 11, 2024, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to 507,707 shares of common stock, representing approximately 10% of shares then outstanding, which became effective on May 14, 2024. On December 12, 2024, the board of directors of the Company authorized additional stock repurchases, up to 228,858 shares of common stock, under this stock repurchase program. The additional repurchase authorization represents approximately 5% of pro forma outstanding shares assuming the repurchase of the remaining shares subject to the original authorization. The Company conducts repurchases through open market purchases, including by means of a trading plan adopted under SEC Rule 10b5-1, or in privately negotiated transactions, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The program will expire 12 months after the effective date, regardless of whether all shares will have been repurchased. On February 7, 2025, the expiration date of the program was extended to December 3, 2025. The Company may suspend or discontinue the program at any time. The Company holds repurchased shares in its treasury. As of June 30, 2025, the Company has repurchased 481,967 shares under this stock repurchase program.

There were no sales of unregistered securities during the quarter ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

10.1	Third Amendment to Employment Agreement of James R. Brannen (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on May 29, 2025)

10.2	Third Amendment to Employment Agreement of Richard M. Donovan (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on May 29, 2025)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP, INC.

Date: August 8, 2025	/s/ James R. Brannen
James R. Brannen
Chief Executive Officer

Date: August 8, 2025	/s/ Richard M. Donovan
Richard M. Donovan
President and Chief Financial Officer