Form 10-K
period 2025-12-31
First Seacoast Bancorp, Inc.
filed 2026-03-20
CIK 1943802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $48.8 million.

As of March 16, 2026, there were 4,694,149 outstanding shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 28, 2026, are incorporated by reference into Part II and Part III of this report.

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
•
our ability to manage market risk, credit risk, and operational risk, including cybersecurity risks and artificial intelligence (AI) risks;

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

The Company is the successor to First Seacoast Bancorp (a federal corporation). Effective January 19, 2023, the Company succeeded First Seacoast Bancorp (a federal corporation) as the holding company for First Seacoast Bank in connection with the conversion of First Seacoast Bancorp, MHC, the former federal mutual holding company for First Seacoast Bank, from mutual to stock form. At December 31, 2025, the Company had total consolidated assets of $599.3 million, loans of $419.5 million, deposits of $470.8 million and stockholders’ equity of $63.5 million.

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

The assets held for wealth management customers are not assets of the Company and, accordingly, are not reflected in the Company’s consolidated balance sheets. Assets under management totaled approximately $153.5 million and $141.5 million at December 31, 2025 and 2024, respectively. On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a final adjusted purchase price of $324,000 (included in other assets at December 31, 2025 and 2024, net of amortization), of which $172,000 was paid at closing. Each client account was assigned a value, and as each client transferred to the Bank, 85% of this value was paid to the seller. During June 2023, the transition of client accounts was completed and the balance of the purchase price was paid to the seller. As of December 31, 2025 and 2024, approximately $28.0 million and $28.7 million of purchased client accounts are included in total assets under management, respectively. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period. During the years ended December 31, 2025 and 2024, $32,000 of amortization expense was recorded.

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

Lending Activities

Historically, our lending activities have emphasized one- to four-family residential real estate loans, and such loans continue to comprise the largest portion of our loan portfolio. Other areas of lending include commercial real estate loans and multi-family real estate loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to focus on commercial real estate and commercial and industrial loans, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We compete for loans by offering high quality personalized service, providing convenience and flexibility, providing timely responses on loan applications and by offering competitive pricing of loan products.

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

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential real estate	$265,249	63.2%	$275,235	62.7%
Commercial real estate	80,588	19.2%	86,020	19.6%
Acquisition, development and land	12,875	3.1%	14,946	3.4%
Commercial and industrial	22,541	5.4%	23,711	5.4%
Home equity loans and lines of credit	20,652	4.9%	20,908	4.8%
Multi-family	4,839	1.2%	5,752	1.3%
Consumer	12,730	3.0%	12,395	2.8%
Total loans	$419,474	100.0%	$438,967	100.0%
Allowance for credit losses on loans	(3,427)		(3,486)
Net loans	$416,047		$435,481

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2025	One- to Four- Family Residential Real Estate	Commercial Real Estate	Acquisition, Development and Land	Commercial and Industrial
	(In thousands)
Amounts due in:
One year or less	$440	$785	$1,292	$2,695
More than one to five years	3,728	27,690	909	12,734
More than five years to fifteen years	36,651	28,959	1,197	5,560
More than fifteen years	224,430	23,154	9,477	1,552
Total	$265,249	$80,588	$12,875	$22,541

December 31, 2025	HELOC	Multi-family	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$—	$—	$140	$5,352
More than one to five years	3	1,730	1,042	47,836
More than five years to fifteen years	1,041	1,037	2,744	77,189
More than fifteen years	19,608	2,072	8,804	289,097
Total	$20,652	$4,839	$12,730	$419,474

Fixed vs. Adjustable Rate Loans. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026.

	December 31, 2025
	Fixed	Adjustable	Total
	(In thousands)
One- to four-family residential real estate	$242,198	$22,611	$264,809
Commercial real estate	29,066	50,737	79,803
Acquisition, development and land	3,442	8,141	11,583
Commercial and industrial	16,346	3,500	19,846
Home equity loans and lines of credit	17	20,635	20,652
Multi-family	1,152	3,687	4,839
Consumer	12,590	—	12,590
Total	$304,811	$109,311	$414,122

One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, substantially all of which are collateralized by the primary residence of the borrower. At December 31, 2025, we had $265.2 million of loans secured by one- to four-family residential real estate, representing 63.2% of our total loan portfolio. Generally, all of our one- to four-family residential real estate loans are secured by properties located in the New Hampshire and southern Maine Seacoast region. Purchased loans are secured by properties located in the greater Boston market in a contiguous state.

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

At December 31, 2025, 91.5% of our one- to four-family residential real estate loans were fixed-rate loans. We sell a portion of fixed-rate conforming loans that we originate on a servicing-retained basis. Secondary market investors that purchase our loans may include Freddie Mac, the New Hampshire Housing Finance Authority and other investors.

At December 31, 2025, 8.5% of our one- to four-family residential real estate loans were adjustable-rate loans. The majority of our adjustable-rate mortgage loans have initial repricing terms of one, three, five or seven years. Following the initial repricing term, such loans adjust annually for the balance of the loan term. Adjustable-rate mortgage loans are indexed to the One-Year U.S. Treasury Constant Maturity rate, plus a margin. The majority of such loans have an annual interest rate adjustment cap of 2.0% and a lifetime adjustment cap ranging from 4.0% to 6.0%. We typically hold our adjustable-rate one- to four-family residential real estate loans in our portfolio.

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

Commercial Real Estate and Multi-Family Real Estate Loans. Consistent with our strategy to diversify our loan portfolio and increase our yield, we have focused on the origination of commercial real estate and multi-family real estate loans. At December 31, 2025, we had $85.4 million in commercial real estate and multi-family real estate loans, representing 20.4% of our total loan portfolio. Of this aggregate amount, we had $56.8 million in owner-occupied commercial real estate loans, $23.8 million in non-owner-occupied commercial real estate loans and $4.8 million in multi-family real estate loans.

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

At December 31, 2025, the average loan balance outstanding in the commercial real estate loans portfolio was $492,000, and the largest individual commercial real estate loan outstanding was a $4.5 million loan secured by two commercial properties. This loan was performing in accordance with its original repayment terms at December 31, 2025. At December 31, 2025, the average loan balance outstanding in the multi-family real estate loans portfolio was $440,000, and the largest individual multi-family real estate loan outstanding was a $1.9 million participation loan secured by a multi-unit property. This loan was performing in accordance with its original repayment terms at December 31, 2025.

Acquisition, Development and Land Loans. At December 31, 2025, acquisition, development and land loans were $12.9 million, or 3.1%, of our total loan portfolio. These loans consist of residential construction loans, commercial and multi-family real estate construction loans and land loans. At December 31, 2025, the average loan balance outstanding in the acquisition, development and land loan portfolio was $390,000.

We originate loans to finance the construction or rehabilitation of owner-occupied one- to four-family residential properties to the prospective homeowners primarily located in our market area. Upon completion of construction, such loans convert to permanent mortgage loans. At December 31, 2025, residential construction loan balances were $4.3 million, or 1.0% of our total loan portfolio, with an additional $6.2 million available for advance to borrowers. Residential construction loans are generally structured as interest-only for nine months, with a loan-to-value ratio generally not exceeding 80% of the appraised value on a completed basis or the loan-to-cost of completion, whichever is less. However, if private mortgage insurance is obtained, we will consider a loan-to-value ratio up to 97%. We work with a third-party construction management firm that reviews each project before we approve the loan and continues to monitor and inspect the project during the construction phase, as disbursements are made. Once the construction project is satisfactorily completed, generally within nine months, the loan will convert to a permanent, amortizing mortgage loan for the remaining term of the loan, generally up to a maximum of 30 years total or 15 years for manufactured homes. The interest rate may be fixed or adjustable. At December 31, 2025, our largest individual residential construction loan outstanding was $1.6 million and it was performing in accordance with its original repayment terms.

We also originate loans to finance the construction of commercial properties, primarily owner-occupied properties located in our market area. Upon completion of construction, such loans generally convert to permanent commercial mortgage loans. At December 31, 2025, fully advanced commercial construction loan balances totaled $7.8 million, or 1.9% of our total loan portfolio. Commercial real estate construction loans are generally structured as interest-only for up to 18 months, with a loan-to-value of 80% of the appraised value on a completed basis or a loan-to-cost of completion ratio of up to 85%. We may also originate commercial constructions loans with an initial loan-to-value ratio of 90% when coupled with the U.S. Small Business Administration 504 Loan program. We work with a third-party construction management firm that reviews each project before we close the loan and continues to monitor and inspect the project during the construction phase, as disbursements are made. Once the construction project is satisfactorily completed, generally within 18 months, the loan will convert to a permanent, amortizing mortgage loan for the remaining term of the loan, generally up to a maximum of 20 years total (including the construction phase). The interest rate may be fixed or adjustable. At December 31, 2025, our largest commercial real estate construction loan had an outstanding balance of $2.9 million, and it was performing in accordance with its original repayment terms.

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

We also originate loans to finance the acquisition and development of land. Land development loans are generally secured by vacant land located in our primary market and in process of improvement. At December 31, 2025, land development loan balances were $753,000, or 0.2%, of our total loan portfolio. We generally originate commercial land development loans with loan-to-value ratios of up to 70% where all approvals and permits for improvements are already in place and up to 50% where approvals and permits are not yet in place. The maximum construction term is generally 9 months for residential development properties and 18 months for commercial development properties. At December 31, 2025, our largest land loan had an outstanding balance of $211,000, and it was performing in accordance with its original repayment terms.

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

Commercial and Industrial Loans. At December 31, 2025, we had $22.5 million of commercial and industrial loans representing 5.4% of our total loan portfolio. At December 31, 2025, the average loan balance outstanding in the commercial and industrial loans portfolio was $213,000, and the largest individual commercial and industrial loan outstanding was $1.2 million secured by three commercial coach buses with a total value of $1.9 million. This loan was performing in accordance with its original repayment terms at December 31, 2025.

We originate commercial and industrial loans, including equipment loans and business acquisition loans, and lines of credit to businesses operating in our local market area. Our commercial and industrial loans are generally used by the borrowers for working capital or for acquiring furniture, fixtures and equipment. Borrowers include professional organizations, family-owned businesses and not-for-profit businesses. These loans are generally secured by non-real estate business and personal assets, including equipment, inventory, accounts receivable and marketable securities, although we may support this collateral with liens on real property such as buildings and equipment. We generally require our commercial business borrowers to maintain their primary deposit accounts with us, which improves our overall interest rate spread and profitability.

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

To assist small businesses with their credit needs for working capital, equipment and new real estate construction or acquisition, we originate commercial and industrial loans under the Small Business Administration 7(a) and Express Guarantee programs. Typically, a 7(a) loan includes a 75% guarantee and an Express loan includes a 50% guarantee from the U.S. Government. At December 31, 2025, we had seven loans outstanding with an aggregate principal balance of $4.9 million with Small Business Administration 7(a) guarantees totaling $2.3 million and three Small Business Administration Express loans with an aggregate principal balance of $89,000 with guarantees totaling $44,000.

During 2025 and 2024, we purchased $3.6 million and $2.7 million, respectively, of participation interests in five and three commercial and industrial loans, respectively, through our membership in a national community bank loan program. Loans are typically provided to middle market businesses with approximately $10-$75 million in EBITDA. Senior credit facilities typically range in size from $25-$250 million, primarily secured by substantially all of the assets of the business. These loans generally have five to seven-year terms and variable interest rates. At December 31, 2025 and 2024, we had outstanding participation interests in these commercial and industrial loans totaling $6.3 million and $4.0 million, respectively. At December 31, 2025 and 2024, we had $1.4 million and $472,000 of unfunded commitments related to these participation interests, respectively.

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

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are multi-purpose loans used to finance various home or personal needs, where a one- to four-family primary or secondary residence serves as collateral, generally within our primary market area. At December 31, 2025, outstanding balances on home equity loans and lines of credit totaled $20.7 million, or 4.9% of our total loan portfolio, and the lines of credit had an additional $35.5 million available to draw.

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

Additionally, we purchase consumer loans secured by manufactured housing properties to supplement our consumer loan origination efforts. We purchased $1.9 million and $1.8 million of these loans during 2025 and 2024, respectively. These loans are secured by properties located in the greater Seacoast region. As of December 31, 2025, the portfolio of these loans had aggregate outstanding principal balances of $9.9 million and were performing in accordance with their original repayment terms. We expect that growth in this segment of our consumer loan portfolio will continue to increase in the future. At December 31, 2025, consumer loans totaled $12.7 million, or 3.0% of our total loan portfolio, of which $614,000 was unsecured.

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

We consider our balance sheet, as well as market conditions, on an ongoing basis in making decisions as to whether to hold one- to four-family residential real estate loans we originate and the guaranteed portion of commercial and industrial loans we originate under the Small Business Administration 7(a) Guarantee program in our portfolio for investment or to sell such loans to investors, based on profitability and risk management considerations. We sell selected conforming, 15-year and 30-year fixed-rate one- to four-family residential real estate loans that we originate, on a servicing-retained basis, when we are able to, and strategically retain non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our one- to four-family residential loan portfolio. For the years ended December 31, 2025 and 2024, we sold $1.9 million and $893,000, respectively, of our one- to four-family residential real estate loans. For the years ended December 31, 2025 and 2024, we sold $1.7 million and $-0-, respectively, of commercial and industrial loans originated under the Small Business Administration 7(a) Guarantee program.

In addition to purchasing consumer loans secured by manufactured housing properties, as discussed above under “Consumer Loans,” we have purchased one- to four-family jumbo residential real estate loans to supplement our own origination efforts. During 2025 and 2024, we purchased $-0- of these one- to four-family jumbo residential real estate loans. As of December 31, 2025, the portfolio of purchased residential real estate loans had outstanding principal balances of $22.1 million and were performing in accordance with their original repayment terms. We also purchase participation interests in commercial and multi-family real estate loans in which we are not the lead originating lender. At December 31, 2025 and 2024, we had outstanding participation interests totaling $19.4 million and $17.4 million, respectively. All loan purchases and participations interests are subject to the same underwriting criteria and loan approvals that apply to loans that we originate for our portfolio. The properties are independently appraised and subject to field inspections by our loan officers. As noted above, during 2025 and 2024, we also purchased $3.6 million and $2.7 million, respectively, of participation interests in commercial and industrial loans through our membership in a national community bank loan program. Loans are typically provided to middle market businesses with approximately $10-$75 million in EBITDA. Senior credit facilities typically range in size from $25-$250 million, primarily secured by substantially all of the assets of the business. These loans generally have five to seven-year terms and variable interest rates.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Decisions on loan applications are made on the basis of detailed information submitted by the prospective borrower, credit histories that we obtain and property valuations. Our board of directors has established a Loan Officers Review Committee to oversee loan approvals. The voting members of the Loan Officers Review Committee consist of our President and Chief Financial Officer, Executive Vice President – Senior Commercial Loan Officer, Executive Vice President – Chief Operating Officer, Senior Vice President – Senior Retail Loan Officer, Vice President – Risk and Credit Administration Officer and Vice President – Retail Loan Production Officer.

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the seniority of the officer, the type of loan and underlying security. Our Chief Executive Officer has aggregate approval authority of up to $800,000 per relationship. Individual loan officers generally can approve secured commercial loans of up to $100,000 and residential real estate loans of up to $650,000. Loans in excess of individual officers’ lending limits generally can be approved by a second loan officer who is a voting member of our Loan Officers Review Committee, up to additional prescribed limits of $500,000 for secured commercial loans and $1.0 million for residential real estate loans. Loans in excess of such additional limits require approval of the full Loan Officers Review Committee. The Loan Officers Review Committee generally may approve secured commercial loans of up to $1.5 million regardless of existing non-commercial loan exposure. Any relationships in excess of $1.5 million must be approved by the board of directors.

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

Loans-to-One Borrower

Pursuant to federal law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of our unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2025, based on the 15% limitation, our loans-to-one-borrower limit was approximately $8.3 million. At December 31, 2025, our largest loan relationship with one borrower was for $6.8 million. These loans, which are secured primarily by commercial real estate, were performing in accordance with their original repayment terms.

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

Delinquent Loans. The following table sets forth our loan delinquencies at the dates indicated.

	At December 31,
	2025			2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
One- to four-family residential real estate	$262	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Acquisition, development and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Home equity loans and lines of credit	136	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Consumer	22	—	117	—	—	—
Total	$420	$—	$117	$—	$—	$—

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At December 31,
	2025	2024
	(Dollars in thousands)
Non-accrual loans:
One- to four-family residential real estate	$361	$—
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	—	—
Home equity loans and lines of credit	—	—
Multi-family	—	—
Consumer	117	—
Total non-accrual loans	$478	$—

Accruing loans past due 90 days or more	—	—

Total non-performing loans	$478	$—

Total real estate owned	—	—

Total non-performing assets	$478	$—

Total non-performing loans as a percent of total loans	0.11%	0.00%

Total non-performing assets as a percent of total assets	0.08%	0.00%

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

At December 31, 2025, non-performing loans consist of two residential mortgage loans and a consumer loan secured by a manufactured housing property. One non-performing residential mortgage loan with an outstanding balance of $297,000 was destroyed by a fire. Our outstanding residential mortgage loan balance is expected to be paid with insurance proceeds. Another non-performing residential mortgage loan with an outstanding balance of $64,000 and an estimated market value of $100,000 became current after year end and is expected to return to accrual status once the loan has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The non-performing consumer loan secured by a manufactured housing property with an outstanding balance of $117,000 and an estimated market value of $140,000 is with a deceased borrower. The property is expected to be sold and outstanding balances paid.

Modifications Made to Borrowers Experiencing Financial Difficulty. There were no loans modified for borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. We order a new appraisal before commencing foreclosure to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses on loans, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value, less estimated costs to sell. At December 31, 2025 and 2024, we had no foreclosed assets.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses in the loan portfolio. General allowances represent loss allowances, which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for credit losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

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

On the basis of this review of our assets, our classified assets (including commercial, residential and consumer loans) at the dates indicated were as follows:

	At December 31,
	2025	2024
	(In thousands)
Substandard assets	$478	$—
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$478	$—
Special mention assets	$—	$174

Allowance for Credit Losses ("ACL")

The Company estimates its allowance for credit losses as outlined in Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended ("ASU 2016-13" or “ASC 326”). This accounting standard, commonly referred to as "CECL," significantly changed the methodology for accounting for reserves on loans and unfunded off-balance sheet credit exposures, including certain unfunded loan commitments and standby guarantees. Under CECL, the ACL at each reporting period serves as a best estimate of projected credit losses over the contractual life of certain assets and off-balance sheet exposures, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date. Upon adoption of ASC 326, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the consolidated balance sheets; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income. The Company has a policy in place to write-off accrued interest when a loan is placed on non-accrual. Accrued interest is written-off by reversing previously recorded interest income. For loans, write-off typically occurs when a loan has been in default for 90 days or more. An immaterial amount of accrued interest on non-accrual loans was written off during the years ended December 31, 2025 and 2024, by reversing interest income. Historically, the Company has not experienced uncollectible accrued interest receivable on its securities available-for-sale.

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

The significant key assumptions used with the ACL calculation at December 31, 2025 and 2024 using the ASC 326 methodology, included:

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

Allowance for Credit Losses on Loans. The following table sets forth activity in our ACL for the years 2025 and 2024, respectively.

	At or for the Years Ended December 31,
	2025	2024
	(Dollars in thousands)
Allowance at beginning of year	$3,486	$3,390
(Release) provision for credit losses on loans	(60)	120
Charge-offs:
One- to four-family residential real estate	—	—
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	—	—
Home equity loans and lines of credit	—	—
Multi-family	—	—
Consumer	—	(27)
Total charge-offs	$—	$(27)
Recoveries:
One- to four-family residential real estate	$—	$—
Commercial real estate	—	—
Acquisition, development and land	—	—
Commercial and industrial	—	—
Home equity loans and lines of credit	—	—
Multi-family	—	—
Consumer	1	3
Total recoveries	$1	$3
Net recoveries (charge-offs)	$1	$(24)

Allowance at end of year	$3,427	$3,486

Allowance as a percent of total loans outstanding at year end	0.82%	0.79%

Total non-accrual loans as a percent of total loans at year end	0.11%	—

Allowance as a percent of total non-accrual loans at year end	716.95%	—

Net recoveries (charge-offs) as a percent of average consumer loans outstanding during the year	—	-0.09%

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

	At December 31,
	2025			2024
	Allowance for Credit Losses on Loans	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses on Loans	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,488	45.97%	63.24%	$1,612	48.06%	62.71%
Commercial real estate	618	19.08%	19.22%	710	21.17%	19.60%
Acquisition, development and land	88	2.72%	3.07%	87	2.59%	3.40%
Commercial and industrial	183	5.65%	5.37%	233	6.95%	5.40%
Home equity loans and lines of credit	204	6.30%	4.92%	214	6.38%	4.76%
Multi-family	48	1.49%	1.15%	59	1.76%	1.31%
Consumer	609	18.80%	3.03%	439	13.09%	2.82%
Total allocated allowance	$3,237	100.01%	100.00%	$3,354	100.00%	100.00%
Unallocated	189			132
Total	$3,426			$3,486

The Company measures and records its ACL based upon an expected loss model. Under this approach, the ACL at each reporting period serves as a best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date. As noted above and within previous accounting guidance used for the "incurred loss" model, ASU 2016-13 requires companies to consider various qualitative factors that may impact expected credit losses. The Company made relevant adjustments to its qualitative factors in the measurement of its ACL at December 31, 2025 and 2024. Although we believe that we use the best information available to establish the ACL, future adjustments to the ACL may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing ACL may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, our regulators, in reviewing our loan portfolio, may require us to increase our ACL. Any material increase in the ACL may adversely affect our financial condition and results of operations. See Note 5 to the notes to our consolidated financial statements included in this annual report for a complete discussion of our ACL.

Investment Activities

The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors is responsible for adopting and reviewing annually our investment policy. Our Asset/Liability Management Committee (“ALCO”) is responsible for implementing our investment policy. Authority to make investments under the approved investment policy guidelines is delegated to our Chief Executive Officer and President and Chief Financial Officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. All of our investment securities are classified as available-for-sale.

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

Each quarter, or more often if a potential loss triggering event occurs, we assess our available-for-sale securities. We consider the extent of any unrealized losses and the financial condition and near-term prospects of the issuers. At December 31, 2025, we do not intend to sell our available-for-sale securities and it was unlikely that we would have had to sell them before recovery of their amortized cost, which may be at maturity, and we believed that the unrealized losses were primarily due to market interest rate fluctuations and not changes in credit quality.

U.S. Government-Sponsored Enterprises Obligations. At December 31, 2025, we had government-sponsored enterprise obligations issued by various U.S. Government agencies totaling $1.5 million, which constituted 1.0% of our securities portfolio. The Company invests primarily in Federal Farm Credit Bank and Federal National Mortgage Association ("FNMA" or "Fannie Mae").

U.S. Government Agency Small Business Administration Pools. At December 31, 2025, we had government-sponsored small business investment company (“SBIC”) pools issued and guaranteed by the SBA totaling $10.6 million, which constituted 6.9% of our securities portfolio. An SBIC is a privately owned and managed investment fund licensed and regulated by the SBA. An SBIC uses its own capital, plus funds borrowed with an SBA guarantee, to make equity and debt investments in qualifying small businesses.

Municipal Bonds. At December 31, 2025, we had municipal bonds totaling $29.3 million, which constituted 19.2% of our securities portfolio, with an average maturity of 19 years. These securities often provide slightly higher after-tax yields than U.S. Government and agency securities and residential mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio. We invest primarily in bank- and nonbank-qualified tax-advantaged municipal securities of a satisfactory investment quality rating.

U.S. Government-Sponsored Mortgage-Backed Securities. At December 31, 2025, we had government-sponsored mortgage-backed securities and collateralized mortgage obligations issued by the FHLMC, FNMA and Government National Mortgage Association (“GNMA”) totaling $99.2 million, which constituted 65.1% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in mortgage-backed securities backed by one- to four-family residential mortgages.

Corporate Debt. At December 31, 2025, we had corporate debt totaling $6.2 million, which constituted 4.1% of our securities portfolio and consisted of $5.7 million of short-term corporate bonds and a $500,000 fixed-to-floating corporate note issued by a minority-led Community Development Financial Institution.

Corporate Subordinated Debt. At December 31, 2025, we had corporate subordinated debt totaling $5.7 million, which constituted 3.7% of our securities portfolio. These fixed-to-floating subordinated notes were issued by banks located in our market area.

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

At December 31, 2025, our core deposits, which are deposits other than time deposits, were $318.8 million, representing 67.7% of total deposits. As part of our business strategy, we intend to continue efforts to increase our core deposits while allowing higher-cost customer time deposits to run off upon maturity. We generally require commercial business borrowers to maintain their primary deposit accounts with us. At December 31, 2025 and 2024, there were $69.1 million and $63.1 million of brokered deposits included in time deposits, respectively. The purchase of brokered deposits offered a lower cost alternative to advances from the Federal Home Loan Bank of a similar duration. Additionally, there were $21.9 million and $22.1 million of brokered deposits included in savings deposits at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, our deposits totaled $470.8 million and $454.2 million, respectively.

For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we offer the CDARS® program, which allows the Bank to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. We receive a like amount of deposits from other participating financial institutions. In addition, we offer the ICS™ program, an insured deposit “sweep” program for demand deposits which is a product offered by IntraFi Network, LLC, which is also the provider of the CDARS® program. Similarly to the certificates of deposit’s discussed above, the Bank receives a like amount of deposits from other financial institutions and all customer deposits are insured by the FDIC. These “reciprocal” CDARS® and ICS deposits are classified as “brokered” deposits in regulatory reports. The Bank considers these deposits to be “core” in nature. At December 31, 2025, our “reciprocal” CDARS® and ICS deposits were $-0- and $9.1 million, respectively. At December 31, 2024, our “reciprocal” CDARS® and ICS deposits were $-0- and $6.0 million, respectively.

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

We also rely on customer service, convenience of our branch office locations, advertising and pre-existing relationships to gather and develop deposit relationships. Developing comprehensive banking relationships is a top priority for us and is a focus of our commercial lending team and business development officers. In recent years, we have introduced new business deposit products to appeal to our commercial borrowers. At December 31, 2025, our ratio of commercial deposits to commercial loans (including commercial real estate loans, acquisition, development and land loans and commercial and industrial loans) was 102.24%.

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

The following tables set forth the distribution of total average deposit accounts, by account type, at the dates indicated.

	At December 31,
	2025			2024
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest bearing demand deposits	$66,137	14.06%	—	$65,200	15.28%	—
NOW and interest-bearing demand deposits	98,272	20.89%	0.46%	95,786	22.44%	0.75%
Money market deposits	69,542	14.79%	1.36%	78,147	18.31%	1.51%
Savings deposits	84,497	17.97%	0.03%	73,411	17.20%	0.03%
Time deposits	151,894	32.29%	3.34%	114,277	26.77%	3.15%
Total	$470,342	100.00%	0.57%	$426,821	100.00%	0.94%

As of December 31, 2025 and 2024, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, had an estimated value not exceeding $107.7 million, or 22.9% of total deposits, and $112.2 million, or 24.7% of total deposits, respectively. At December 31, 2025 and 2024, uninsured time deposits totaled $9.3 million and $7.6 million, respectively. The following table sets forth the maturity of uninsured time deposits as of December 31, 2025 and 2024.

(In thousands)	2025	2024
Maturity Period:
Three months or less	$5,659	$5,913
Over three through six months	3,064	1,019
Over six through twelve months	607	424
Over twelve months	—	216
Total	$9,330	$7,572

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank (“FHLB”) upon the security of our capital stock in the FHLB and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide short-term funding as a supplement to our deposits. At December 31, 2025, we had $52.3 million in advances from the FHLB and $96.6 million of additional borrowing capacity. At December 31, 2025, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. Additionally, at December 31, 2025, the Bank had $2.0 million of an unsecured Fed Funds borrowing line of credit with a correspondent bank. The entire balance of these credit facilities was available at December 31, 2025.

We may obtain advances from a secured credit facility with the Federal Reserve Bank of Boston (“FRB”) – Borrower-In-Custody of Collateral Program (“BIC”). Advances under the BIC would be collateralized by eligible collateral - principally commercial real estate loans. During 2025, the Bank completed the eligibility process whereby the FHLB subordinated their interest in commercial real estate loans up to a maximum of $71.7 million allowing these loans to be pledged to the BIC. At December 31, 2025, the Bank pledged $59.4 million of commercial real estate loans to the BIC resulting in $34.1 million of borrowing capacity under this credit facility. The entire balance of this credit facility was available at December 31, 2025. At December 31, 2025, the Bank was in compliance with the FRB's collateral pledging program.

Personnel and Human Capital

We believe that the success of a business is largely due to the quality of its employees, the development of each employee's full potential, and the Company's ability to provide the appropriate recognition and fulfilling rewards. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. As of December 31, 2025, we had 72 total/full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

The CBLR is an alternative framework that can be used to calculate a bank’s capital ratio. Qualifying banking organizations may opt in or opt out quarterly of using the community bank leverage framework which significantly simplifies the calculation of the capital ratio by relying on total average assets and therefore eliminating the need to calculate risk-based assets. Institutions with consolidated total assets of less than $10 billion and total off-balance sheet exposures of 25% or less of consolidated total assets may opt into the CBLR. The agencies finalized a rule, effective January 1, 2020, that set the CBLR at 9% tier 1 capital to average total consolidated assets. Pursuant to 2020 federal legislation, the CBLR was temporarily lowered to 8%, transitioning back to 9% by year-ended 2021. Throughout 2025, the Bank did not make an election to use the CBLR. At December 31, 2025, First Seacoast Bank’s capital exceeded all applicable requirements including the applicable capital conservation buffer.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2025, First Seacoast Bank complied with the loans-to-one borrower limitations.

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

At December 31, 2025, First Seacoast Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5%, its leverage ratio exceeded 5.0% and its capital conservation buffer exceeded 2.5%.

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

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2025, First Seacoast Bank satisfied the QTL test.

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

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as First Seacoast Bank. Deposit accounts in First Seacoast Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we began offering in late 2023 the CDARS® program, which allows the Bank to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. We receive a like amount of deposits from other participating financial institutions. In addition, we offer the ICS™ program, an insured deposit “sweep” program for demand deposits which is a product offered by IntraFi Network, LLC, which is also the provider of the CDARS® program. Similarly to the certificates of deposit’s discussed above, the Bank receives a like amount of deposits from other financial institutions and all customer deposits are insured by the FDIC. These “reciprocal” CDARS® and ICS deposits are classified as “brokered” deposits in regulatory reports. The Bank considers these deposits to be “core” in nature. At December 31, 2025, our “reciprocal” CDARS® and ICS deposits were $-0- and $9.1 million, respectively.

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

Federal Home Loan Bank System. First Seacoast Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank, First Seacoast Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2025, First Seacoast Bank complied with this requirement.

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

Net Operating Loss Carryovers. A financial institution may carry net operating losses forward indefinitely but is limited to 80% of each subsequent year's taxable income. At December 31, 2025, the Company had $10.0 million of net operating loss carryovers.

Charitable Contribution Carryovers. A financial institution’s deduction for charitable contributions is limited to 10% of its federal taxable income with the excess carried forward to the succeeding five taxable years. Any contributions remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2025, the Company had $208,000 of charitable contribution carryovers.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2025, the Company had no capital loss carryovers.

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

Net Operating Loss Carryovers. A financial institution may carry New Hampshire net operating losses forward for ten years but is limited to 80% of each subsequent year's taxable income. At December 31, 2025, the Bank had $12.3 million of New Hampshire net operating loss carryovers.

ITEM 1A. Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risk across various aspects of our Company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Senior Technology/Cybersecurity Officer is primarily responsible for this cybersecurity component and is a key member of the Company's Information Technology Governance, along with our Chief Finance/Information Security Officer, including the Enterprise Risk Management Committee ("ERM"), the Information Technology Steering Committee ("ITSC") and the Information Technology Advisory Committee ("ITAC"), reporting directly to the Chief Information Officer. Our Senior Technology/Cybersecurity Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management, including 32 years of cybersecurity experience, seven of which was spent at the Company. The ITAC and ERM are board level committees with the ITSC consisting of members of management.

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

ITEM 2. Properties

As of December 31, 2025, the net book value of our land, building and equipment was $589,000. On June 11, 2024, the Bank entered into and closed on an agreement with a single purchaser for the purchase and sale of four properties formerly owned and operated by the Bank, which included four branches (with an adjacent drive thru) and a parking lot, each adjacent to a sold branch, for an aggregate cash purchase price of $7.5 million. Concurrently with the sale-leaseback transaction, the

Bank entered into an absolute net lease agreement with the purchaser under which the Bank will lease the properties for an initial term of 15 years with one renewal option of 15 years.

The following table sets forth information regarding our offices as of December 31, 2025:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:	Leased	2024	$296
633 Central Avenue
Dover, NH 03820
Annex:	Owned	1890	$161
629 Central Avenue
Dover, NH 03820
Branch Offices:
6 Eastern Avenue	Leased	2024	$38
Barrington, NH 03825
7A Mill Road	Leased	2024	$31
Durham, NH 03824
1650 Woodbury Avenue	Leased	2024	$25
Portsmouth, NH 03801
17 Wakefield Street	Leased	2024	$38
Rochester, NH 03867

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3. Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2025, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock has been listed on The Nasdaq Capital Market under the symbol “FSEA” since January 20, 2023. As of March 18, 2026, we had 295 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 4,694,149 shares of common stock outstanding.

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

On April 11, 2024, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to 507,707 shares of common stock, representing approximately 10% of shares then outstanding, which became effective on May 14, 2024. On December 12, 2024, the board of directors of the Company authorized additional stock repurchases, up to 228,858 shares of common stock, under this stock repurchase program. The additional repurchase authorization represents approximately 5% of pro forma outstanding shares assuming the repurchase of the remaining shares subject to the original authorization. The Company conducts repurchases through open market purchases, including by means of a trading plan adopted under SEC Rule 10b5-1, or in privately negotiated transactions, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The program will expire 12 months after the effective date, regardless of whether all shares will have been repurchased. On February 7, 2025, the expiration date of the program was extended to December 3, 2025. On September 19, 2025, the expiration date of the program was extended to June 3, 2026. The Company may suspend or discontinue the program at any time. The Company holds repurchased shares in its treasury. As of December 31, 2025, the Company has repurchased 494,379 shares under this stock repurchase program.

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

October 1, 2025 - October 31, 2025	1,310	$11.50	1,310	244,552
November 1, 2025 - November 30, 2025	2,266	11.72	2,266	242,286
December 1, 2025 - December 31, 2025	100	11.77	100	242,186
Total	3,676		3,676

There were no sales of unregistered securities during the year ended December 31, 2025.

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

Selected Financial Data

The following tables set forth selected historical financial and other data for the Company at the dates and for the periods indicated. The following information is only a summary and should be read in conjunction with our consolidated financial statements and the notes thereto of this annual report. The information at and for the years ended December 31, 2025 and 2024 is derived in part from the audited consolidated financial statements included in this annual report. The information at and for the year ended December 31, 2023 is derived in part from audited consolidated financial statements that are not included in this annual report.

	At or For the Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$599,295	$580,780	$571,035
Total loans	419,474	438,967	430,031
Total deposits	470,773	454,208	404,798
Total borrowings	52,308	52,268	93,007
Total stockholders' equity	63,547	62,050	66,618
Book value per share	$13.54	$12.97	$13.12
Selected Operating Data:
Interest and dividend income	$26,986	$25,431	$20,590
Interest expense	13,299	13,533	9,080
Net interest and dividend income	13,687	11,898	11,510
(Release) provision for credit losses	(1)	(72)	188
Net interest and dividend income after (release) provision for credit losses	13,688	11,970	11,322
Non-interest income (loss)	1,753	3,904	(2,007)
Non-interest expense	16,924	15,860	16,027
(Loss) income before income tax (benefit) expense	(1,483)	14	(6,712)
Income tax (benefit) expense	(638)	527	3,944
Net loss	$(845)	$(513)	$(10,656)

Share Data:
Average shares outstanding, basic	3,676,427	4,335,154	4,650,916
Average shares outstanding, diluted	3,676,427	4,335,154	4,650,916
Total shares outstanding	4,694,149	4,785,569	5,077,164
Basic loss per share	$(0.23)	$(0.12)	$(2.29)
Diluted loss per share	$(0.23)	$(0.12)	$(2.29)

	At or For the Year Ended December 31,
	2025	2024	2023
Performance Ratios:
Return on average assets (1)	(0.14)%	(0.09)%	(1.93)%
Return on average equity (2)	(1.37)%	(0.79)%	(15.10)%
Interest rate spread (3)	1.72%	1.42%	1.59%
Net interest margin (4)	2.33%	2.09%	2.16%
Non-interest expenses as a percent of average assets	2.81%	2.72%	2.91%
Efficiency ratio (5)	109.61%	100.37%	168.65%
Average interest-earning assets as a percent of average interest-bearing liabilities	126.99%	127.98%	133.23%
Average equity as a percent of average assets (6)	10.25%	11.12%	12.81%

Capital Ratios (First Seacoast Bank Only):
Total Capital (to risk-weighted assets)	15.60%	15.55%	15.32%
Tier 1 Capital (to risk-weighted assets)	14.56%	14.52%	14.27%
Common Equity Tier 1 (to risk-weighted assets)	14.56%	14.52%	14.27%
Tier 1 Capital (to average assets)	8.41%	8.69%	9.19%

Asset Quality Ratios:
Allowance for credit losses on loans as a percent of total loans	0.82%	0.79%	0.79%
Allowance for credit losses on loans as a percent of non-performing loans	716.95%	—	2,404.26%
Net charge-offs as a percent of average outstanding loans during the year	—	0.01%	—
Non-performing loans as a percent of total loans	0.11%	—	0.03%
Non-performing loans as a percent of total assets	0.08%	—	0.02%
Non-performing assets as a percent of total assets	0.08%	—	0.02%

Other Data:
Number of offices	5	5	5
Number of full-time equivalent employees	72	75	76

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
•
Maintain strong asset quality and manage credit risk. Strong asset quality is key to the long-term financial success of any financial institution. We have been successful in maintaining strong asset quality in recent years. Our ratio of non-performing assets as a percent of total assets was 0.08%, 0.00% and 0.02%, at December 31, 2025, 2024 and 2023, respectively. We attribute this historical credit quality to a conservative credit culture and an effective credit risk management environment. We have an experienced team of credit professionals, well-defined and implemented credit policies and procedures, what we believe to be conservative loan underwriting criteria and active credit monitoring policies and procedures.
•
Increase core deposits and reduce reliance on higher cost borrowings. Deposits are our primary source of funds for lending and investment. Core deposits (which we define as all deposits except for time deposits), particularly non-interest-bearing demand deposits, represent a low-cost, stable source of funds. Core deposits were 67.7% of our total deposits at December 31, 2025. We also rely on higher cost Federal Home Loan Bank and Federal Reserve Bank borrowings as supplemental funding sources. At December 31, 2025, our ratio of net loans to deposits was 88.4% and our borrowings from these supplemental funding sources totaled $52.3 million. We continue to focus on expanding core deposits by leveraging our business development officers and commercial lending and retail relationships.
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

Our ACL as a percent of total loans was 0.82% at December 31, 2025 and 0.79% at December 31, 2024, which primarily reflects the impact of calculated loss rates based upon remaining life measurements and our consideration of the current economic conditions that affect the qualitative adjustments used in the determination of the ACL as they have evolved over the year from the impact of inflationary pressures and geopolitical concerns, among other considerations. While we consider a number of variables in our evaluation of the adequacy of the ACL, one of the more significant variables is the use of a reasonable and supportable forecast period in the calculation of a historical loss rate. As noted above, the Company has chosen a forecast period of one year which will be similar to the historical loss period between January 2014 and December 2016 and then reverting to the long-term average over the following two quarters using the straight-line reversion method. This time period was one of relatively stagnant expansion in the U.S. with GDP growth rates in the 1.6% - 2.6% range. Economic indicators during this period were mixed and appear similar to the current economy. Additionally, because historical loss experience may not fully reflect our expectations about the future, management has adjusted the historical loss rate through a qualitative adjustment to reflect current economic conditions not already reflected in the historical loss information. If a pre-recessionary period such as the period between March 2007 and September 2009 was chosen as the reasonable and supportable forecast period with a similar qualitative adjustment consideration, the ACL would decrease by $300,000 to $3.2 million. Alternatively, if the qualitative adjustment to reflect current economic conditions not already reflected in the historical loss information were removed from the chosen forecast period used in the calculation of the ACL, the ACL would decrease by $1.4 million to $2.0 million.

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

At December 31, 2025 and 2024, there were no financial assets or liabilities measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. This may include certain individually evaluated loans reported at the fair value of the underlying collateral. The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring or non-recurring basis.

ASC 820 - "Fair Value Measurement (Topic 820)" also requires disclosure of the fair value of financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. ASC 820 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At December 31, 2025 and 2024, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. At December 31, 2025 and 2024, these factors have not materially impacted the estimated fair values of loans as compared to their carrying amounts.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets. Total assets were $599.3 million as of December 31, 2025, an increase of $18.5 million, or 3.2%, when compared to total assets of $580.8 million at December 31, 2024. The increase was due primarily to increases in securities available-for-sale and cash and due from banks offset by a decrease in net loans.

Cash and Due From Banks. Cash and due from banks increased $6.3 million, or 88.9%, to $13.4 million at December 31, 2025 from $7.1 million at December 31, 2024. The increase was due primarily to a $16.6 million increase in total deposits and a $19.4 million decrease in net loans offset by $29.6 million of net purchases of securities available-for-sale during the year ended December 31, 2025.

Available-for-Sale Securities. Available-for-sale securities increased by $32.2 million, or 26.8%, to $152.4 million at December 31, 2025 from $120.2 million at December 31, 2024. This increase was due to investment purchases totaling $50.7 million and a $3.0 million decrease in net unrealized losses within the portfolio offset by $21.1 million of proceeds from maturities and principal payments received on securities available-for-sale and $387,000 of net amortization of bond premiums. The unrealized losses within the portfolio are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore we recorded no allowance for credit losses on available-for-sale debt securities as of December 31, 2025.

The following table sets forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of December 31, 2025
	One Year or Less		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
(Dollars in thousands)
U.S. Government sponsored enterprises obligations	$—	—	$1,615	1.21%	$—	—	$—	—	$1,615	1.21%
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	3,867	5.14%	7,405	4.41%	11,272	4.66%
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	—	—	—	—	1,750	3.34%	33,015	5.62%	34,765	5.50%
Residential mortgage-backed securities	—	—	653	3.47%	—	—	66,072	4.48%	66,725	4.47%
Municipal bonds	—	—	—	—	1,599	2.84%	30,955	2.53%	32,554	2.54%
Corporate debt	5,690	3.98%	500	7.00%	—	—	—	—	6,190	4.22%
Corporate subordinated debt	—	—	1,932	10.08%	3,934	4.49%	—	—	5,866	6.33%
	5,690	3.98%	$4,700	5.78%	$11,150	4.30%	$137,447	3.30%	$158,987	4.34%

Net Loans. Net loans decreased $19.4 million, or 4.5%, to $416.0 million at December 31, 2025 from $435.5 million at December 31, 2024. During the year ended December 31, 2025, we collected $25.3 million of loan principal, net of new loan originations, and purchased $3.6 million of participation interests in commercial and industrial loans and $1.9 million of consumer loans secured by manufactured housing properties. As of December 31, 2025 and 2024, the portfolios of purchased loans had outstanding principal balances of $37.0 million and $34.3 million, respectively, and were performing in accordance with their original repayment terms. Net deferred loan costs increased $124,000, or 4.5%, to $2.9 million at December 31, 2025 from $2.8 million at December 31, 2024 due primarily to the increase in deferred costs on consumer loans offset by a decrease in deferred costs on one- to four-family residential mortgage loans. Our ACL on loans decreased $59,000 to $3.4 million at December 31, 2025 from $3.5 million at December 31, 2024 and consisted of a $60,000 release of credit losses on loans offset by $1,000 of consumer loan recoveries.

One- to four-family residential mortgage loans decreased $10.0 million, or 3.6%, to $265.2 million at December 31, 2025 from $275.2 million at December 31, 2024. Commercial real estate mortgage loans decreased $5.4 million, or 6.3%, to $80.6 million at December 31, 2025 from $86.0 million at December 31, 2024. Acquisition, development and land loans decreased $2.1 million, or 13.9%, to $12.9 million at December 31, 2025 from $14.9 million at December 31, 2024. Commercial and industrial loans decreased $1.2 million, or 4.9%, to $22.5 million at December 31, 2025 from $23.7 million at December 31, 2024. Home equity loans and lines of credit decreased $256,000, or 1.2%, to $20.7 million at December 31, 2025 from $20.9 million at December 31, 2024. Multi-family real estate loans decreased $913,000, or 15.9%, to $4.8 million at December 31, 2025 from $5.8 million at December 31, 2024. Consumer loans increased $335,000, or 2.7%, to $12.7 million at December 31, 2025 from $12.4 million at December 31, 2024.

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

Deposits increased $16.6 million, or 3.7%, to $470.8 million at December 31, 2025 from $454.2 million at December 31, 2024 due primarily to an increase in time deposits. Core deposits (defined as all deposits other than time deposits) increased $361,000, or 0.1%, to $318.8 million at December 31, 2025 from $318.5 million at December 31, 2024. The increase in core deposits was due to a $7.5 million, or 4.6%, increase in NOW and demand deposits offset by a decrease in savings deposits of $1.9 million, or 2.2%, and a decrease in money market deposits of $5.3 million, or 7.4%. Time deposits increased $16.2 million, or 11.9%, to $151.9 million at December 31, 2025 from $135.7 million at December 31, 2024. At December 31, 2025 and 2024, there were $69.1 million and $63.1 million of brokered deposits included in time deposits, respectively, and $21.9 million and $22.1 million of brokered deposits included in savings deposits, respectively. The purchase of brokered deposits offered a lower cost alternative to advances of similar duration from the Federal Home Loan Bank.

Borrowings. Total borrowings were $52.3 million at December 31, 2025 and 2024.

Total Stockholders’ Equity. Total stockholders’ equity increased $1.5 million, or 2.4%, to $63.5 million at December 31, 2025 from $62.1 million at December 31, 2024. This increase was due primarily to $2.2 million of other comprehensive income related primarily to net changes in unrealized holding losses in the available-for-sale securities portfolio as a result of decreases in market interest rates during the year ended December 31, 2025 and the recognition of $1.1 million of stock-based compensation offset by a net loss of $845,000 for the year ended December 31, 2025 and $981,000 of common stock repurchases.

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

Non-performing loans were $478,000, or 0.11% of total loans, at December 31, 2025, compared to $-0- at December 31, 2024. As noted above in our lending activities discussion, at December 31, 2025, non-performing loans consist of two residential mortgage loans and a consumer loan secured by a manufactured housing property. One non-performing residential mortgage loan with an outstanding balance of $297,000 was destroyed by a fire. Our outstanding residential mortgage loan balance is expected to be paid with insurance proceeds. Another non-performing residential mortgage loan with an outstanding balance of $64,000 and an estimated market value of $100,000 became current after year end and is expected to return to accrual status once the loan has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The non-performing consumer loan secured by a manufactured housing property with an outstanding balance of $117,000 and an estimated market value of $140,000 is with a deceased borrower. The property is expected to be sold and the outstanding balance paid. At December 31, 2025 and 2024, we had no foreclosed assets.

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024

Net Loss. Net loss was $845,000 for the year ended December 31, 2025, compared to a net loss of $513,000 for the year ended December 31, 2024, an increase of $332,000. The increase was due primarily to a decrease in non-interest income of $2.2 million and a $1.1 million increase in non-interest expenses, offset by a $1.8 million increase in net interest and dividend income and a $1.2 million decrease in income tax expense during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Interest and Dividend Income. Interest and dividend income increased $1.6 million, or 6.1%, to $27.0 million for the year ended December 31, 2025 from $25.4 million for the year ended December 31, 2024. This increase was due to a $583,000, or 3.0%, increase in interest and fees on loans and a $972,000, or 16.8%, increase in interest and dividend income on investments.

Average interest-earning assets increased $16.5 million, or 2.9%, to $586.3 million for the year ended December 31, 2025 from $569.8 million for the year ended December 31, 2024. The weighted average yield on interest-earning assets increased 14 basis points to 4.60% for the year ended December 31, 2025 from 4.46% for the year ended December 31, 2024. The weighted average yield for the loan portfolio increased 14 basis points to 4.67% for the year ended December 31, 2025 from 4.53% for the year ended December 31, 2024 due primarily to an increase in market interest rates. The weighted average yield for all other interest-earning assets increased to 4.42% for the year ended December 31, 2025 from 4.25% for the year ended December 31, 2024 due primarily to an increase in market interest rates.

Interest Expense. Total interest expense decreased $234,000, or 1.7%, to $13.3 million for the year ended December 31, 2025 from $13.5 million for the year ended December 31, 2024. Interest expense on deposits increased $1.1 million, or 10.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The average balance of interest-bearing deposits increased $42.6 million, or 11.8%, to $404.2 million for the year ended December 31, 2025 from $361.6 million for the year ended December 31, 2024 primarily as a result of an increase in the average balance of time and savings deposits offset by a decrease in the average balances of money market deposits. The weighted average rate of interest-bearing deposits decreased to 2.65% for the year ended December 31, 2025 from 2.67% for the year ended December 31, 2024.

Interest expense on borrowings decreased $1.3 million, or 33.3%, to $2.6 million for the year ended December 31, 2025 from $3.9 million for the year ended December 31, 2024 primarily due to a decrease in the average balance of borrowings. The average balance of borrowings decreased $26.3 million, or 32.1%, to $55.6 million for the year ended December 31, 2025 from $81.9 million for the year ended December 31, 2024. The weighted average rate of borrowings decreased to 4.64% for the year ended December 31, 2025 from 4.73% for the year ended December 31, 2024 due to a decrease in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income increased $1.8 million, or 15.0%, to $13.7 million for the year ended December 31, 2025 from $11.9 million for the year ended December 31, 2024. This increase was due to a $16.5 million, or 2.9%, increase in the average balance of interest-earning assets offset by an increase of $16.5 million, or 3.7%, in the average balance of interest-bearing liabilities. The increase in the average balance of interest-earning assets consisted primarily of an increase in the average balances of taxable debt securities offset by a decrease in taxable debt securities during the year ended December 31, 2025. The increase in the average balance of interest-bearing liabilities consisted primarily of an increase in the average balance of time and savings deposits offset by a decrease in the average balance of money market deposits and borrowings. Net interest rate spread increased to 1.72% for the year ended December 31, 2025 from 1.42% for the year ended December 31, 2024 due primarily to an increase in the average yield on interest-earning assets and a decrease in the average rate of interest-bearing liabilities.

Release of Credit Losses. Based upon management’s analysis of the ACL, a $(1,000) release of credit losses was recorded for the year ended December 31, 2025 compared to a $(72,000) release of credit losses for the year ended

December 31, 2024. The release of credit losses for the year ended December 31, 2025 consisted of a $(60,000) release of credit losses on loans and a $59,000 provision for credit losses on off-balance sheet credit exposures.

Non-Interest Income. Non-interest income decreased $2.2 million, or 55.1%, to $1.8 million for the year ended December 31, 2025 compared to $3.9 million for the year ended December 31, 2024. The decrease in non-interest income during the year ended December 31, 2025 was due primarily to a one-time $2.5 million gain on the sale of land and buildings recognized during the year ended December 31, 2024 offset by a $283,000 increase in customer service fees and an $89,000 increase in gain on sale of loans during the year ended December 31, 2025. During the year ended December 31, 2025 a commercial and industrial loan originated under the Small Business Administration 7(a) Guarantee program was sold. The 75% guarantee portion of the loan was sold, on a servicing-retained basis, at a gain of $102,000.

Non-Interest Expense. Non-interest expense increased $1.1 million, or 6.7%, to $16.9 million for the year ended December 31, 2025 from $15.9 million for the year ended December 31, 2024. The increase in non-interest expense was due primarily to a $368,000, or 4.3%, increase in salaries and employee benefits, a $296,000, or 45.6%, increase in equity compensation expense, a $414,000, or 42.6%, increase in occupancy expense and a $135,000, or 9.0%, increase in data processing offset by a $67,000, or 19.0%, decrease in equipment expense and a $96,000, or 8.2%, decrease in professional fees and assessments during the year ended December 31, 2025. The increase in salaries and benefits during the year ended December 31, 2025 was due to normal salary increases. The increase in equity compensation expense was due to the incentive and non-statutory stock options granted in December 2024. The increase in occupancy expense was due primarily to the increase in lease expense associated with the sale-leaseback transaction completed on June 11, 2024.

Income Taxes. Income tax benefit increased $1.2 million, or 221.1%, to a benefit of $638,000 for the year ended December 31, 2025 compared to a $527,000 income tax expense for the year ended December 31, 2024. The effective tax rate was (43.0)% and 3,764.3% for the years ended December 31, 2025 and 2024, respectively. (Loss) income before income tax (benefit) expense was $(1.5) million for the year ended December 31, 2025 as compared to $14,000 for the year ended December 31, 2024. The income tax benefit and effective tax rate for the year ended December 31, 2025 was greater than statutory federal and state rates due primarily to an $812,000 reduction of the deferred tax asset valuation allowance as of December 31, 2025 resulting from the change in accumulated other comprehensive income during the year ended December 31, 2025. The income tax expense and effective tax rate for the year ended December 31, 2024 was greater than statutory federal and state rates due primarily to the increase in the valuation allowance for all deferred tax assets during the year ended December 31, 2024.

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

	For the Year Ended December 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$433,135	$20,214	4.67%	$433,244	$19,631	4.53%
Taxable debt securities	110,489	5,304	4.80%	74,944	3,398	4.53%
Non-taxable debt securities	26,733	796	2.98%	49,920	1,712	3.43%
Interest-bearing deposits with other banks	13,371	483	3.61%	8,872	459	5.17%
Federal Home Loan Bank stock	2,545	189	7.42%	2,794	231	8.26%
Total interest-earning assets	586,273	26,986	4.60%	569,774	25,431	4.46%
Non-interest-earning assets	15,514			12,384
Total assets	$601,787			$582,158
Interest-bearing liabilities:
NOW and demand deposits	$98,272	$637	0.65%	$95,786	$529	0.55%
Money market deposits	69,542	1,870	2.69%	78,147	2,557	3.27%
Savings deposits	84,497	2,169	2.57%	73,411	1,867	2.54%
Time deposits	151,894	6,030	3.97%	114,277	4,696	4.11%
Total interest-bearing deposits	404,205	10,706	2.65%	361,621	9,649	2.67%
Borrowings	55,584	2,582	4.64%	81,880	3,873	4.73%
Other	1,883	11	0.59%	1,691	11	0.66%
Total interest-bearing liabilities	461,672	13,299	2.88%	445,192	13,533	3.04%
Non-interest-bearing deposits	66,137			65,200
Other noninterest-bearing liabilities	12,285			7,042
Total liabilities	540,094			517,434
Total equity	61,693			64,724
Total liabilities and equity	$601,787			$582,158
Net interest income		$13,687			$11,898
Net interest rate spread (1)			1.72%			1.42%
Net interest-earning assets (2)	$124,601			$124,582
Net interest margin (3)			2.33%			2.09%
Average interest-earning assets as a percent of interest-bearing liabilities	126.99%			127.98%
(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee expense included in loan interest totaled $487,000 and $475,000 for the years ended December 31, 2025 and 2024, respectively.

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

	Year Ended December 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$(5)	$588	$583
Taxable debt securities	1,696	210	1,906
Non-taxable debt securities	(714)	(202)	(916)
Interest-bearing deposits with other banks	189	(165)	24
Federal Home Loan Bank stock	(20)	(22)	(42)
Total interest-earning assets	1,146	409	1,555
Interest-bearing liabilities:
NOW and demand deposits	14	94	108
Money market deposits	(263)	(424)	(687)
Savings deposits	284	18	302
Time deposits	1,499	(165)	1,334
Total interest-bearing deposits	1,534	(477)	1,057
Borrowings	(1,222)	(69)	(1,291)
Other	1	(1)	—
Total interest-bearing liabilities	313	(547)	(234)
Change in net interest income	$833	$956	$1,789

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of December 31, 2025 and 2024.

As of December 31, 2025:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$43,504	$(38,040)	(46.6)%	8.8%	$(545)
300 bp	53,120	(28,424)	(34.9)	10.3	(389)
200 bp	62,978	(18,566)	(22.8)	11.8	(242)
100 bp	73,209	(8,335)	(10.2)	13.2	(100)
0	81,544	—	—	14.2	—
(100) bp	87,157	5,613	6.9	14.7	52
(200) bp	89,450	7,906	9.7	14.7	52
(300) bp	89,024	7,480	9.2	14.3	10
(400) bp	81,076	(468)	(0.6)	12.9	(133)

As of December 31, 2024:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$41,552	$(32,138)	(43.6)%	8.9%	$(477)
300 bp	50,126	(23,564)	(32.0)	10.3	(332)
200 bp	58,086	(15,604)	(21.2)	11.6	(210)
100 bp	66,471	(7,219)	(9.8)	12.7	(90)
0	73,690	—	—	13.6	—
(100) bp	79,465	5,775	7.8	14.2	59
(200) bp	82,581	8,891	12.1	14.4	72
(300) bp	83,028	9,338	12.7	14.1	41
(400) bp	79,737	6,047	8.2	13.2	(45)

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

The percent changes to NPV in the +100, +200, +300 and +400 bp changes in interest rates was -10.2%, -22.8%, -34.9% and -46.6%, respectively, at December 31, 2025 versus policy limits of -10.0%, -20.0%, -30.0% and -40.0%, respectively. The percent changes to NPV in the +100, +200, +300 and +400 bp changes in interest rates was -9.8%, -21.2%, -32.0% and -43.6%, respectively, at December 31, 2024 versus policy limits of -10.0%, -20.0%, -30.0% and -40.0%, respectively. These percent changes were due primarily to the migration of deposits during 2025 and 2024 from less interest-sensitive products such as NOW and interest-bearing demand deposits to products with greater interest rate sensitivity, i.e., money market deposits and time deposits. We monitor our exposure to movements in interest rates regularly and discuss the implementation of strategies we believe will mitigate the negative impact of such movements.

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity will decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Bank’s economic value of equity analysis as of December 31, 2025 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 22.8% decrease in economic value of equity which was above the policy limit of 20.0%. At the same date, our analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Bank would experience a 9.7% increase in the economic value of equity.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. As of December 31, 2025 and 2024, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, had an estimated value not exceeding $107.7 million, or 22.9% of total deposits, and $112.2 million, or 24.7% of total deposits, respectively. For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we offer the CDARS® program, which allows the Bank to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. We receive a like amount of deposits from other participating financial institutions. In addition, we offer the ICS™ program, an insured deposit “sweep” program for demand deposits which is a product offered by IntraFi Network, LLC, which is also the provider of the CDARS® program. Similarly to the certificates of deposit’s discussed above, the Bank receives a like amount of deposits from other financial institutions and all customer deposits are insured by the FDIC. These “reciprocal” CDARS® and ICS deposits are classified as “brokered” deposits in regulatory reports. The Bank considers these deposits to be “core” in nature. At December 31, 2025, our “reciprocal” CDARS® and ICS deposits were $-0- and $9.1 million, respectively. At December 31, 2024, our “reciprocal” CDARS® and ICS deposits were $-0- and $6.0 million, respectively.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the FHLB as supplemental sources of funds. At December 31, 2025 and 2024, we had $52.3 million outstanding in advances from the FHLB and the ability to borrow an additional $96.6 million and $94.0 million, respectively.

At December 31, 2025 and 2024, the Bank had an overnight line of credit with the FHLB for up to $3.0 million. The Bank has a secured credit facility with the FRB – BIC Program. The Bank’s unused available borrowing capacity at the FRB was $34.1 million and $-0- at December 31, 2025 and December 31, 2024, respectively. Additionally, at December 31, 2025 and 2024, the Bank had a $2.0 million unsecured Fed Funds borrowing line of credit with a correspondent bank. At December 31, 2025 and 2024, there were no outstanding balances under any of these additional credit facilities.

Advances under the BIC, if any, are collateralized by eligible collateral. During December 2024, the Bank unpledged the collateral previously pledged to the BIC - principally general obligation municipal bonds – with the intention of pledging commercial real estate loans. On January 7, 2025, the Bank completed the collateral eligibility process with the FRB whereby the FHLB agreed to subordinate their interest in our commercial real estate loans up to a maximum of $65 million allowing these loans to be pledged to the BIC. The Bank subsequently pledged $65.0 million of its commercial real estate loans to the BIC resulting in $38.5 million of borrowing capacity under this credit facility as of January 16, 2025. On September 9, 2025, the FHLB agreed to increase the subordination of their interest in our commercial real estate loans up to a maximum of $71.7 million allowing these loans to be pledged to the BIC.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities; investing activities and financing activities. Net cash provided (used) by operating activities was $449,000 and $(2.9) million for the years ended December 31, 2025 and 2024, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and loan purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $9.9 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively. Net cash provided by financing activities, consisting primarily of proceeds from the activity in deposit accounts and FHLB advances was $15.7 million and $6.5 million for the years ended December 31, 2025 and 2024, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of December 31, 2025. Our current strategy is to increase core deposits and utilize FHLB advances, as well as brokered deposits, to fund loan growth.

First Seacoast Bancorp, Inc. is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At December 31, 2025 the Company (on an unconsolidated basis) had liquid assets of $16.5 million.

At December 31, 2025, First Seacoast Bank exceeded all of its regulatory capital requirements. See Note 16 of the notes to our consolidated financial statements of this annual report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

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

ITEM 8. Financial Statements and Supplementary Data

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31,
	2025	2024
ASSETS
Cash and due from banks	$13,414	$7,100
Securities available-for-sale, at fair value	152,406	120,217
Federal Home Loan Bank stock	2,431	2,498
Total loans	419,474	438,967
Less: Allowance for credit losses on loans	(3,427)	(3,486)
Net loans	416,047	435,481
Land, building and equipment, net	589	754
Bank-owned life insurance	4,875	4,768
Accrued interest receivable	2,108	2,103
Other assets	7,425	7,859
Total assets	$599,295	$580,780
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$69,693	$62,168
Interest bearing deposits	401,080	392,040
Total deposits	470,773	454,208
Advances from Federal Home Loan Bank	52,308	52,268
Mortgagors’ tax escrow	811	654
Deferred compensation liability	2,667	2,392
Other liabilities	9,189	9,208
Total liabilities	535,748	518,730
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 5,304,812 issued and 4,694,149 outstanding at December 31, 2025; and 5,304,812 issued and 4,785,569 outstanding at December 31, 2024	53	53
Additional paid-in capital	54,517	53,900
Retained earnings	24,239	25,084
Accumulated other comprehensive loss	(4,839)	(7,044)
Treasury stock, at cost: 610,663 and 519,243 shares outstanding as of December 31, 2025 and 2024, respectively	(6,066)	(5,085)
Unearned stock compensation	(4,357)	(4,858)
Total stockholders' equity	63,547	62,050
Total liabilities and stockholders' equity	$599,295	$580,780

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2025	2024
Interest and dividend income:
Interest and fees on loans	$20,214	$19,631
Interest on debt securities:
Taxable	5,787	3,857
Non-taxable	796	1,712
Total interest on debt securities	6,583	5,569
Dividends	189	231
Total interest and dividend income	26,986	25,431
Interest expense:
Interest on deposits	10,717	9,660
Interest on borrowings	2,582	3,873
Total interest expense	13,299	13,533
Net interest and dividend income	13,687	11,898
Release of credit losses	(1)	(72)
Net interest and dividend income after release of credit losses	13,688	11,970
Non-interest income:
Customer service fees	1,005	722
Gain on sale of loans	114	25
Securities gains, net	—	7
Gain on sale of land, building and equipment	—	2,522
Income from bank-owned life insurance	107	105
Loan servicing fee income	29	48
Investment services fees	450	431
Other income	48	44
Total non-interest income	1,753	3,904
Non-interest expense:
Salaries and employee benefits	8,952	8,584
Equity compensation expense	944	648
Director compensation	425	345
Occupancy expense	1,386	972
Equipment expense	285	352
Marketing	409	419
Data processing	1,637	1,502
Deposit insurance fees	440	399
Professional fees and assessments	1,078	1,174
Debit card fees	182	128
Employee travel and education expenses	191	177
Other expense	995	1,160
Total non-interest expense	16,924	15,860
(Loss) income before income tax (benefit) expense	(1,483)	14
Income tax (benefit) expense	(638)	527
Net loss	$(845)	$(513)
Loss per share:
Basic	$(0.23)	$(0.12)
Diluted	$(0.23)	$(0.12)
Weighted Average Shares:
Basic	3,676,427	4,335,154
Diluted (1)	3,676,427	4,335,154

(1) Not adjusted for potentially dilutive shares for years where a net loss is recognized. The years ended December 31, 2025 and 2024 exclude 471,138 and 488,086, respectively, of stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the years presented.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Net loss	$(845)	$(513)
Other comprehensive income (loss), net of income taxes(1):
Securities available-for-sale:
Unrealized holding gains (losses) on securities available-for-sale arising during the year, net of income taxes of $708 and $(540) in 2025 and 2024, respectively	1,921	(1,463)
Reclassification adjustment for securities gains, net and net amortization of bond premiums included in net loss, net of income taxes of $104 and $146 in 2025 and 2024, respectively	283	394
Total unrealized gain (loss) on securities available-for-sale	2,204	(1,069)
Derivatives:
Change in interest rate swaps, net of income taxes of $(2) and $(3) in 2025 and 2024, respectively	(5)	(9)
Reclassification adjustment for gains and net interest income on swaps included in net loss, net of income taxes of $2 and $(8) in 2025 and 2024, respectively	6	(22)
Total change in interest rate swaps	1	(31)
Other comprehensive income (loss)	2,205	(1,100)
Comprehensive income (loss)	$1,360	$(1,613)

(1)Includes a deferred tax valuation allowance equal to the net tax benefit.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Balance December 31, 2023	5,077,164	$52	$52,642	$25,597	$(5,944)	$(1,381)	$(4,348)	$66,618
Net loss	—	—	—	(513)	—	—	—	(513)
Other comprehensive loss	—	—	—	—	(1,100)	—	—	(1,100)
Treasury stock activity	(403,795)	—	—	—	—	(3,704)	—	(3,704)
Excise tax on stock repurchases	—	—	(37)	—	—	—	—	(37)
Issuance of stock compensation	112,200	1	1,041	—	—	—	(1,042)	—
Amortization of unearned stock compensation	—	—	—	—	—	—	378	378
Stock-based compensation expense	—	—	270	—	—	—	—	270
ESOP shares earned - 15,354 shares	—	—	(16)	—	—	—	154	138
Balance December 31, 2024	4,785,569	$53	$53,900	$25,084	$(7,044)	$(5,085)	$(4,858)	$62,050

Balance December 31, 2024	4,785,569	$53	$53,900	$25,084	$(7,044)	$(5,085)	$(4,858)	$62,050
Net loss	—	—	—	(845)	—	—	—	(845)
Other comprehensive income	—	—	—	—	2,205	—	—	2,205
Treasury stock activity	(91,420)	—	—	—	—	(981)	—	(981)
Excise tax on stock repurchases	—	—	1	—	—	—	—	1
Amortization of unearned stock compensation	—	—	—	—	—	—	347	347
Stock-based compensation expense	—	—	596	—	—	—	—	596
ESOP shares earned - 15,354 shares	—	—	20	—	—	—	154	174
Balance December 31, 2025	4,694,149	$53	$54,517	$24,239	$(4,839)	$(6,066)	$(4,357)	$63,547

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SEACOAST BANCORP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(845)	$(513)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
ESOP expense	174	138
Stock based compensation	943	648
Depreciation and amortization	317	384
Net amortization of bond premium	387	549
Securities gains, net	—	(7)
Release of credit losses	(1)	(72)
Gain on sale of loans	(114)	(25)
Gain on sale of land, building and equipment	—	(2,522)
Proceeds from loans sold	3,902	411
Origination of loans sold	(3,788)	(386)
Increase in bank-owned life insurance	(107)	(105)
Increase in deferred costs on loans	(124)	(136)
Deferred tax (benefit) expense	(808)	403
(Increase) decrease in accrued interest receivable	(5)	191
Decrease (increase) in other assets	264	(6,901)
Increase in deferred compensation liability	275	321
Increase in lease liabilities	—	5,061
Decrease in other liabilities	(21)	(387)
Net cash provided (used) by operating activities	449	(2,948)
Cash flows from investing activities:
Proceeds from sales, calls, maturities and principal payments received on securities available-for-sale	21,109	36,223
Purchase of securities available-for-sale	(50,673)	(36,685)
Purchase of property and equipment	(120)	(368)
Loan purchases	(5,511)	(4,486)
Loan originations and principal collections, net	25,269	(4,648)
Net redemption of Federal Home Loan Bank stock	67	488
Proceeds from sale of land, building and equipment	—	7,395
Termination of fair value hedges	—	(430)
Net cash used by investing activities	(9,859)	(2,511)
Cash flows from financing activities:
Net increase in NOW, demand deposits, money market and savings accounts	361	4,974
Net increase in time deposits	16,204	44,436
Increase in mortgagors’ escrow accounts	157	14
Proceeds of finance lease	—	1,539
Principal payments on finance lease	(57)	(30)
Treasury stock purchases	(981)	(3,704)
Proceeds from long-term FHLB advances	560	25,401
Net payments on short-term FHLB advances	—	(20,340)
Payments on long-term FHLB advances	(520)	(25,800)
Payments on advances from Federal Reserve Bank	—	(20,000)
Net cash provided by financing activities	15,724	6,490
Net change in cash and cash equivalents	6,314	1,031
Cash and cash equivalents at beginning of year	7,100	6,069
Cash and cash equivalents at end of year	$13,414	$7,100

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$13,289	$13,439
Cash paid for income taxes	120	49
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	3,016	(1,463)
Deferred taxes	(812)	394
Other comprehensive income (loss)	2,204	(1,069)
Effect of change in fair value of interest rate swaps:
Interest rate swaps	1	(42)
Deferred taxes	—	11
Other comprehensive income (loss)	1	(31)
Cumulative fair value hedging adjustment - loans	139	675
Cumulative fair value hedging adjustment - securities available-for-sale	—	126

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses and the valuation of deferred tax assets.

Consolidated Statements of Cash Flows

For the purpose of reporting cash flows, cash includes cash and due from banks with original maturities of 90 days or less.

Reclassifications

Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform with the current year’s presentation.

Securities Available-for-Sale

The Company classifies the available-for-sale securities portfolio into the following major security types: U.S. Government-sponsored enterprise obligations, U.S. Government agency small business administration pools guaranteed by SBA, collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA, residential mortgage-backed securities, municipal bonds, corporate debt and corporate subordinated debt. Nearly all of the mortgage-backed securities held by the Company are issued by the U.S. government and its entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a history of no credit losses. The remainder of the residential mortgage-backed securities are non-agency collateralized mortgage obligations which currently carry investment-grade bond ratings. At December 31, 2025, municipal bonds are highly-rated and are issued by state and local governments with minimal credit risk. Available-for-sale securities consist of debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These assets are carried at fair value. Unrealized holding gains and losses for these assets, net of related deferred income taxes adjusted for valuation allowances, are recorded in and reported as accumulated other comprehensive loss within stockholders’ equity. For debt securities in an unrealized loss position, the Company considers the extent of the unrealized loss and the financial condition and near-term prospects of the issuer. The Company also determines whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will write-down to fair value through a charge to earnings. For all other debt securities, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to this security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount the fair value is less than the amortized cost basis. Losses related to non-credit- related factors will be recorded in other comprehensive (loss) income.

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

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock is carried at cost and can only be sold to the FHLB based on its current redemption policies. The Company reviews its investment in capital stock of the FHLB for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. Based on the most recent analysis of the FHLB, as of December 31, 2025, management deems its investment in FHLB stock to not be impaired.

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

Allowance for Credit Losses ("ACL")

The Company estimates its allowance for credit losses ("ACL") as outlined in Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended ("ASU 2016-13" or “ASC 326”)." Under ASC 326, the ACL at each reporting period serves as a best estimate of projected credit losses over the contractual life of certain assets and off-balance sheet exposures, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date. Upon adoption of ASC 326, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the balance sheet on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income. The Company has a policy in place to write-off accrued interest when a loan is placed on non-accrual. Accrued interest is written-off by reversing previously recorded interest income. For loans, write-off typically occurs when a loan has been in default for 90 days or more. Immaterial amounts of accrued interest on non-accrual loans were written off during the years ended December 31, 2025 and 2024, by reversing interest income. Historically, the Company has not experienced uncollectible accrued interest receivable on its securities available-for-sale.

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

ASC 326 may create volatility in the ACL, specifically the ACL on loans and ACL on off-balance sheet credit exposures. Under ASC 326, the ACL may increase or decrease period to period based on many factors, including, but not limited to: (i) macroeconomic forecasts and conditions; (ii) forecast period and reversion speed; (iii) prepayment speed assumption; (iv) loan portfolio volumes and changes in mix; (v) credit quality; and (vi) various qualitative factors outlined in ASU 2016-13.

The significant key assumptions used with the ACL calculation at December 31, 2025 and 2024 using the ASC 326 methodology, included:

•Macroeconomic factors (loss drivers): Monitoring and assessing local and national unemployment, changes in national GDP and other macroeconomic factors which may be the most predictive indicator of losses within the loan portfolio. The macroeconomic factors considered in determining the ACL may change from time to time.

•Forecast Period and Reversion speed: ASU 2016-13 requires a company to use a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period the Company believes to be reasonable and supportable will be set annually and validated through an assessment of economic leading indicators. In periods of greater volatility and uncertainty, such as the current interest rate environment, the Company will likely use a shorter forecast period, whereas when markets, economies, interest rate environment, political matters, and other factors are considered to be more stable and certain, a longer forecast period may be used. Also, in times of greater uncertainty, the Company may consider a range of possible forecasts and evaluate the probability of each scenario. Generally, the forecasted period is expected to range from one to three years. Once the reasonable and supportable forecast period is determined, ASU 2016-13 requires a company to revert its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e., "reversion speed"), factors such as, historical credit loss experience over previous economic cycles, as well as where the Company believes it is within the current economic cycle, will be considered. At December 31, 2025 and 2024, the Company has chosen a forecast period of four quarters which will be similar to the historical loss period between January 2014 and December 2016 and then reverting to the long-term average over the following two quarters using the straight-line reversion method. The Company believes this historical forecast period to be representative of potential economic conditions over the next eighteen months.

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

Customer List Intangible

On August 17, 2021, the Bank entered into a definitive agreement with an investment advisory and wealth management firm (the “seller”) to purchase certain of its client accounts and client relationships for a final adjusted purchase price of $324,000 (included in other assets at December 31, 2025 and 2024), of which $172,000 was paid at closing. Each client account was assigned a value, and as each client transferred to the Bank, 85% of this value was paid to the seller. Once it was determined that the transition of client accounts was completed, the final purchase price was adjusted and a final payment made to the seller. As of December 31, 2025 and 2024, approximately $28.0 million and $28.7 million of purchased client accounts are included in total assets under management, respectively. The client accounts purchased are recorded as a customer list intangible asset. Identifiable intangible assets that are subject to amortization will be reviewed for impairment, at least annually, based on their fair value. Any impairment will be recognized as a charge to earnings and the adjusted carrying amount of the intangible asset will become its new accounting basis. The remaining useful life of the intangible asset will also be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the customer list intangible on a straight-line basis over a ten-year period. During the years ended December 31, 2025 and 2024, $32,000 of amortization expense was recorded in other expense.

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

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit and investments securities, as well as revenue related to our mortgage servicing activities and bank-owned life insurance, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606 and which are presented in our income statements as components of non-interest income are as follows:

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

Defined Contribution Plan

During the years ended December 31, 2025 and 2024, the Company sponsored a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company also made and expensed matching and profit-sharing contributions to eligible participants in accordance with plan provisions.

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

The Company accounts for leases under ASC Topic 842 – Leases (Topic 842) – and recognizes its operating leases on its consolidated balance sheets by recording a net lease liability, representing the Company’s legal obligation to make these lease payments, and a Right-Of-Use (“ROU”) asset, representing the Company’s legal right to use the leased assets. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any sub-lease agreements.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold, based upon the technical merits of the position. Estimated interest and penalties, if applicable, related to uncertain tax positions are included as a component of provision for income taxes. The Company has evaluated the positions taken on its tax returns filed and the potential impact on its tax status as of December 31, 2025. The Company has concluded that no uncertain tax positions exist at December 31, 2025.

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

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net loss, are components of comprehensive income (loss). The Company also records changes in the fair value of interest rate derivatives used in its cash flow hedging activities, net of deferred income tax, in comprehensive income (loss).

Loss Per Share

Basic loss per share represents loss allocable to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed in a manner similar to that of basic loss per share since the weighted-average number of common shares outstanding is not adjusted to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period in periods where a net loss was recognized. Unallocated ESOP shares are not deemed outstanding for loss per share calculations. Securities that could potentially dilute basic earnings per common share in the future (i.e., unvested restricted stock) were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for 2025 and 2024. All unvested stock based compensation awards exclude the right to receive non-forfeitable dividends and are considered nonparticipating securities and exclude the right to participate with common stock in undistributed earnings for purposes of computing loss per share.

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

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based upon net income or loss calculated on the same basis as net income or loss is reported in the Company’s consolidated statements of loss and other comprehensive income (loss). The CODM is also regularly provided with the expense information at a level consistent with that disclosed in the Company’s consolidated statements of loss and other comprehensive income (loss).

3.
Recent Accounting Pronouncements

Recent Accounting Pronouncements Yet To Be Adopted

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing the loan at its purchase price plus an allowance for expected credit losses (i.e., the gross-up approach). The ASU’s amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026 on a prospective basis. Early adoption is also permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes- Improvements to Income Tax Disclosures", which requires enhancements and further transparency to various income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 became effective for annual periods beginning after December 15, 2024 on a prospective basis. Retrospective application for all periods presented is permitted. Early adoption was also permitted. ASU 2023-09 did not have a material impact on the Company's consolidated financial statements.

4.
Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses, are as follows as of December 31, 2025 and 2024:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$1,615	$—	$(162)	$1,453
U.S. Government agency small business administration pools guaranteed by SBA	11,272	17	(716)	10,573
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	34,765	349	(372)	34,742
Residential mortgage-backed securities	66,725	988	(3,218)	64,495
Municipal bonds	32,554	37	(3,322)	29,269
Corporate debt	6,190	—	(13)	6,177
Corporate subordinated debt	5,866	92	(261)	5,697
	$158,987	$1,483	$(8,064)	$152,406

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$1,642	$—	$(255)	$1,387
U.S. Government agency small business administration pools guaranteed by SBA	14,011	16	(902)	13,125
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	19,924	34	(596)	19,362
Residential mortgage-backed securities	52,452	392	(4,382)	48,462
Municipal bonds	32,960	74	(3,502)	29,532
Corporate debt	500	—	(16)	484
Corporate subordinated debt	8,325	163	(623)	7,865
	$129,814	$679	$(10,276)	$120,217

The amortized cost and fair values of available-for-sale securities at December 31, 2025 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$5,690	$5,688
Due after one year through five years	4,047	3,940
Due after five years through ten years	5,533	5,230
Due after ten years	30,955	27,738
Total U.S. Government-sponsored enterprises obligations, municipal bonds, corporate debt and corporate subordinated debt	46,225	42,596
U.S. Government agency small business pools guaranteed by SBA(1)	11,272	10,573
Collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA(1)	34,765	34,742
Residential mortgage-backed securities(1)	66,725	64,495
Total	$158,987	$152,406

(1) Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31:

	December 31,
	2025	2024
	(Dollars in thousands)
Proceeds from principal payments received on securities available-for-sale	$18,109	$10,741
Proceeds from sales, calls and maturities received on securities available-for-sale	3,000	25,482
Gross realized gains	—	550
Gross realized losses	—	(543)
Net realized gains	$—	$7

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2025
U.S. Government sponsored enterprises obligations	—	$—	$—	3	$1,453	$(162)	$1,453	$(162)
U.S. Government agency small business administration pools guaranteed by SBA	1	593	(11)	12	8,211	(705)	8,804	(716)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	1	818	(24)	9	10,434	(348)	11,252	(372)
Residential mortgage backed securities	4	9,805	(148)	29	17,128	(3,070)	26,933	(3,218)
Municipal bonds	—	—	—	36	26,953	(3,322)	26,953	(3,322)
Corporate debt	2	3,705	(2)	1	489	(11)	4,194	(13)
Corporate subordinated debt	—	—	—	3	3,239	(261)	3,239	(261)
	8	$14,921	$(185)	93	$67,907	$(7,879)	$82,828	$(8,064)
December 31, 2024
U.S. Government sponsored enterprises obligations	—	$—	$—	3	$1,387	$(255)	$1,387	$(255)
U.S. Government agency small business administration pools guaranteed by SBA	5	4,245	(28)	8	6,224	(874)	10,469	(902)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	7	11,913	(126)	4	2,256	(470)	14,169	(596)
Residential mortgage backed securities	20	22,395	(422)	24	14,485	(3,960)	36,880	(4,382)
Municipal bonds	3	825	(12)	36	27,369	(3,490)	28,194	(3,502)
Corporate debt	—	—	—	1	484	(16)	484	(16)
Corporate subordinated debt	—	—	—	5	4,887	(623)	4,887	(623)
	35	$39,378	$(588)	81	$57,092	$(9,688)	$96,470	$(10,276)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2025 and 2024, the Company had 101 and 116 securities available-for-sale in an unrealized loss position without an allowance for credit losses, respectively. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2025, management believes that the unrealized losses detailed in the previous tables are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on securities available-for-sale as of December 31, 2025 and 2024. There was no accrued interest reversed against interest income for the years ended December 31, 2025 and 2024. Accrued interest receivable on available-for-sale securities totaled $837,000 and $800,000 at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses.

As of December 31, 2025 and 2024, there were no holdings of securities of any issuer, other than the SBA, FHLMC, GNMA and FNMA, whose aggregate carrying value exceeded 10% of stockholders’ equity.

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

Loans consisted of the following at December 31:

	2025	2024
	(Dollars in thousands)
Commercial real estate (CRE)	$80,588	$86,020
Multifamily (MF)	4,839	5,752
Commercial and industrial (C+I)	22,541	23,711
Acquisition, development, and land (ADL)	12,875	14,946
1-4 family residential (RES)	265,249	275,235
Home equity loans and lines of credit (HELOC)	20,652	20,908
Consumer (CON)	12,730	12,395
Total loans	419,474	438,967
Allowance for credit losses on loans	(3,427)	(3,486)
Total loans, net	$416,047	$435,481

The Company elected to include deferred loan originations costs, net and to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2025 and 2024, accrued interest receivable for loans totaled $1.3 million and is included in the “accrued interest receivable” line item on the Company’s consolidated balance sheets.

Changes in the ACL for the year ended December 31, 2025 and 2024, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2024	$710	$59	$233	$87	$1,612	$214	$439	$132	$3,486
(Release) provision for credit losses on loans	(92)	(11)	(50)	1	(124)	(10)	169	57	(60)
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Balance, December 31, 2025	$618	$48	$183	$88	$1,488	$204	$609	$189	$3,427

Balance, December 31, 2023	$830	$76	$236	$105	$1,601	$156	$357	$29	$3,390
(Release) provision for credit losses on loans	(120)	(17)	(3)	(18)	11	58	106	103	120
Charge-offs	—	—	—	—	—	—	(27)	—	(27)
Recoveries	—	—	—	—	—	—	3	—	3
Balance, December 31, 2024	$710	$59	$233	$87	$1,612	$214	$439	$132	$3,486

The change in the allowance for credit losses during the years ended December 31, 2025 and 2024 was primarily a result of the changes in loan balances and off-balance sheet credit exposures. The following represents the composition of the Company's release of credit losses for the year ended December 31:

	2025	2024
	(Dollars in thousands)
Loans	$(60)	$120
Off-balance sheet credit exposures	59	(192)
Total release of credit losses	$(1)	$(72)

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2025:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$80,588	$80,588	$—
MF	—	—	—	—	4,839	4,839	—
C+I	—	—	—	—	22,541	22,541	—
ADL	—	—	—	—	12,875	12,875	—
RES	262	—	—	262	264,987	265,249	361
HELOC	136	—	—	136	20,516	20,652	—
CON	22	—	117	139	12,591	12,730	117
	$420	$—	$117	$537	$418,937	$419,474	$478

The following is an aged analysis of past due loans by portfolio segment as of December 31, 2024:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$86,020	$86,020	$—
MF	—	—	—	—	5,752	5,752	—
C+I	—	—	—	—	23,711	23,711	—
ADL	—	—	—	—	14,946	14,946	—
RES	—	—	—	—	275,235	275,235	—
HELOC	—	—	—	—	20,908	20,908	—
CON	—	—	—	—	12,395	12,395	—
	$—	$—	$—	$—	$438,967	$438,967	$—

Interest income recognized on non-accrual loans during the years ended December 31, 2025 and 2024 was $-0-. There were no loans past due over 90 days still accruing interest at December 31, 2025 and 2024. There were no loans collateralized by residential real estate property in the process of foreclosure at December 31, 2025 and 2024.

There were no loans modified for borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification, if applicable. The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. Because the effect of most modifications made to borrowers experiencing financial difficulty would already be included in the ACL as a result of the measurement methodologies used to estimate the allowance, a change in the ACL is generally not recorded upon modification.

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

Based upon the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the ASC 326 methodology, was as follows as of December 31, 2025 and 2024 (gross charge-offs by vintage are not material for disclosure for the years presented):

December 31, 2025:

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$6,865	$6,174	$6,447	$12,479	$8,278	$16,532	$23,813	$—	$80,588
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	6,865	6,174	6,447	12,479	8,278	16,532	23,813	—	80,588
MF:
Risk rating:
Pass	328	—	1,870	110	587	1,709	235	—	4,839
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	328	—	1,870	110	587	1,709	235	—	4,839
C+I:
Risk rating:
Pass	3,812	1,707	1,719	3,247	694	1,673	9,689	—	22,541
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	3,812	1,707	1,719	3,247	694	1,673	9,689	—	22,541
ADL:
Risk rating:
Pass	5,776	1,790	4,940	140	229	—	—	—	12,875
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	5,776	1,790	4,940	140	229	—	—	—	12,875
RES:
Risk rating:
Pass	12,146	15,708	23,532	39,356	60,891	113,255	—	—	264,888
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	361	—	—	361
Total RES	12,146	15,708	23,532	39,356	60,891	113,616	—	—	265,249
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	20,290	362	20,652
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total HELOC	—	—	—	—	—	—	20,290	362	20,652
CON:
Risk rating:
Pass	2,633	3,284	1,720	2,228	1,418	1,330	—	—	12,613
Special mention	—	—	—	—	—	—	—	—	—
Substandard	117	—	—	—	—	—	—	—	117
Total CON	2,750	3,284	1,720	2,228	1,418	1,330	—	—	12,730
Total	$31,677	$28,663	$40,228	$57,560	$72,097	$134,860	$54,027	$362	$419,474

December 31, 2024:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$7,613	$6,602	$13,078	$10,161	$1,822	$17,732	$29,012	$—	$86,020
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	7,613	6,602	13,078	10,161	1,822	17,732	29,012	—	86,020
MF:
Risk rating:
Pass	—	1,925	128	623	1,032	1,755	289	—	5,752
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	1,925	128	623	1,032	1,755	289	—	5,752
C+I:
Risk rating:
Pass	4,226	5,011	4,736	1,635	2,341	2,471	2,315	802	23,537
Special mention	—	—	—	—	—	174	—	—	174
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	4,226	5,011	4,736	1,635	2,341	2,645	2,315	802	23,711
ADL:
Risk rating:
Pass	5,213	9,202	219	312	—	—	—	—	14,946
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	5,213	9,202	219	312	—	—	—	—	14,946
RES:
Risk rating:
Pass	15,675	25,144	42,750	64,686	44,838	82,142	—	—	275,235
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total RES	15,675	25,144	42,750	64,686	44,838	82,142	—	—	275,235
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	20,908	—	20,908
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total HELOC	—	—	—	—	—	—	20,908	—	20,908
CON:
Risk rating:
Pass	4,385	2,363	2,557	1,565	1,334	191	—	—	12,395
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CON	4,385	2,363	2,557	1,565	1,334	191	—	—	12,395
Total	$37,112	$50,247	$63,468	$78,982	$51,367	$104,465	$52,524	$802	$438,967

Certain directors and executive officers of the Company and entities in which they have significant ownership interests were customers of the Bank during 2025 and 2024. For the years ended December 31, 2025 and 2024, activity in these loans was as follows:

	December 31,
(Dollars in thousands)	2025	2024
Loans outstanding – beginning of year	$4,280	$5,162
Principal payments	(691)	(882)
Advances	—	—
Loans outstanding – end of year	$3,589	$4,280

6.
Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $29.2 million and $31.3 million at December 31, 2025 and 2024, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 19 for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee income in the Company’s consolidated statements of loss.

The Company’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing fee income, including late and ancillary fees, was $29,000 and $48,000 for the years ended December 31, 2025 and 2024, respectively, is recorded as loan servicing fee income in the Company’s consolidated statements of loss. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Company’s market areas.

The following summarizes activity in mortgage servicing rights for the years ended December 31, 2025 and 2024.

(Dollars in thousands)	2025	2024
Balance, beginning of year	$305	$339
Additions	11	4
Payoffs	(9)	(7)
Change in fair value due to change in assumptions	(50)	(31)
Balance, end of year	$257	$305

7.
Land, Building and Equipment

Land, building and equipment consisted of the following at December 31, 2025 and 2024:

(Dollars in thousands)	2025	2024
Land	$101	$101
Buildings	324	324
Building & leasehold improvements	339	273
Furniture, fixtures and equipment	4,743	4,689
	5,507	5,387
Less: Accumulated depreciation	(4,918)	(4,633)
	$589	$754

8.
Deposits

Deposits consisted of the following at December 31, 2025 and 2024:

(Dollars in thousands)	2025	2024
NOW and demand deposits	$169,326	$161,859
Money market deposits	65,852	71,107
Savings deposits	83,660	85,511
Time deposits of $250,000 and greater	23,830	18,822
Time deposits less than $250,000	128,105	116,909
	$470,773	$454,208

There were $69.1 million and $63.1 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at December 31, 2025 and 2024, respectively. Additionally, there were $21.9 million and $22.1 million of brokered deposits included in savings deposits at December 31, 2025 and 2024, respectively. Reciprocal deposits were $9.1 million and $6.0 million at December 31, 2025 and 2024, respectively.

Deposits from related parties totaled approximately $10.9 million and $11.6 million at December 31, 2025 and 2024, respectively.

At December 31, 2025, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2026	$106,126
2027	35,274
2028	10,194
2029	103
2030	238
$151,935

9.
Borrowings

Federal Home Loan Bank (“FHLB”)

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and commercial real estate loans, discounted by a certain percentage, in an aggregate amount greater than or equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was $96.6 million and $94.0 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

A summary of borrowings from the FHLB are as follows:

December 31, 2025
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$50,000	2026	4.38% to 4.75% – fixed
718	2028	0.00% – fixed
400	2029	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
560	2032	0.00% – fixed
$52,308

December 31, 2024
Principal Amounts	Maturity Dates	Interest Rates
(Dollars in thousands)
$520	2025	0.00% – fixed
50,000	2026	4.38% to 4.75% – fixed
718	2028	0.00% – fixed
400	2029	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
$52,268

Included in the above borrowings from the FHLB at December 31, 2025 and 2024 is a $25.0 million long-term advance, with an interest rate of 4.75%, which is callable by the FHLB on January 29, 2026 and quarterly thereafter. Also, included in the above borrowings from the FHLB at December 31, 2025 and 2024 is a $25.0 million long-term advance, with an interest rate of 4.38%, which is callable by the FHLB on March 6, 2026 and quarterly thereafter. As of December 31, 2025 and 2024, borrowings from the FHLB also include $2.3 million of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran-owned businesses, or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%. At December 31, 2025 and 2024, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million.

Federal Reserve Bank of Boston (“FRB”)

The Bank has a secured credit facility with the FRB – BIC Program. The Bank’s unused available borrowing capacity at the FRB was $34.1 million and $-0- at December 31, 2025 and December 31, 2024, respectively. Advances under the BIC, if any, are collateralized by eligible collateral. During December 2024, the Bank unpledged the collateral previously pledged to the BIC - principally general obligation municipal bonds – with the intention of pledging commercial real estate loans. On January 7, 2025, the Bank completed the collateral eligibility process with the FRB whereby the FHLB agreed to subordinate their interest in our commercial real estate loans up to a maximum of $65 million allowing these loans to be pledged to the BIC. The Bank subsequently pledged $65.0 million of its commercial real estate loans to the BIC resulting in $38.5 million of borrowing capacity under this credit facility as of January 16, 2025. On September 9, 2025, the FHLB agreed to increase the subordination of their interest in our commercial real estate loans up to a maximum of $71.7 million allowing these loans to be pledged to the BIC.

Correspondent Bank

At December 31, 2025 and 2024, the Bank had a $2.0 million unsecured Fed Funds borrowing line of credit with a correspondent bank. The entire balance of this credit facility was available at December 31, 2025 and 2024.

10.
Income Taxes

The current and deferred components of income tax expense consisted of the following for the years ended December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Federal	State	Total	Federal	State	Total
	(Dollars in thousands)
Current	$51	$119	$170	$17	$107	$124
Deferred	(709)	(99)	(808)	291	112	403
	$(658)	$20	$(638)	$308	$219	$527

Income taxes paid, net of refunds received, consisted of the following for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(Dollars in thousands)
Federal	$—	$(62)

New Hampshire	120	110

Other	—	1
	$120	$49

Total income tax (benefit) expense is different from the amounts computed by applying the U.S. Federal income tax rates in effect to (loss) income before income tax (benefit) expense. The reasons for these differences are as follows for the years ended December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in thousands)
Computed “expected” tax benefit	$(312)	(21.0)%	$3	21.0%
State tax benefit, net of federal tax benefit*	(204)	(13.8)	(120)	(857.1)
BOLI income	(22)	(1.5)	(22)	(157.1)
Valuation allowance	(43)	(2.9)	736	5,257.1
Income on tax exempt securities	(52)	(3.5)	(204)	(1,457.1)
Other	(5)	(0.3)	134	957.5
	$(638)	(43.0)%	$527	3,764.3%

*State taxes in New Hampshire account for the majority (greater than 50%) of the tax effect in this category.

Components of deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$1,013	$1,009
Deferred compensation liabilities	718	644
Contribution carryforward	56	56
State tax credit carryforward	404	310
Depreciation	23	23
Securities available-for-sale	1,783	2,596
Net operating loss carryforward	2,820	2,375
Accrued rent	391	406
Equity compensation	377	195
Other	12	10
Subtotal	7,597	7,624
Less: valuation allowance	(6,919)	(6,962)
Total deferred tax assets	678	662
Deferred tax liabilities:
Net deferred loan costs	(778)	(745)
Mortgage servicing rights	(69)	(82)
Total deferred tax liabilities	(847)	(827)
Net deferred tax liabilities, included in other liabilities	$(169)	$(165)

The calculation of the Company’s charitable contribution carryforward deferred tax asset is based upon a carryforward of approximately $208,000 of charitable contributions at December 31, 2025 and 2024. During 2024, $100,000 of the carryforward was utilized and $346,000 expired unused. Of the remaining carryforward, $187,000 expires in 2027 and $21,000 expires in 2028. As of December 31, 2025 and 2024, it has been determined that it is more likely than not that the benefit from this charitable contribution carryforward will not be realized prior to expiration. As a result, a valuation allowance of $56,000 has been provided on this deferred tax asset for the years ended December 31, 2025 and 2024. The ultimate realization of this deferred tax asset is dependent upon the generation of future taxable income. The Internal Revenue Federal Tax Code (the “Code”) limits the charitable contribution deduction in any one year to 10% of taxable income, computed without regard to charitable contributions, certain special deductions, net operating loss carry backs and capital loss carry backs. However, the Code allows a corporation to carry forward the excess charitable contributions to each of the five immediately succeeding years, subject to a 10% limitation in each of those years. Thus, the Company would have six years in which to utilize the charitable contribution carryforward. The valuation allowance for this net deferred tax asset may be adjusted in the future if estimates of taxable income during the carryforward period are increased.

As of December 31, 2025, the Company has a Federal and New Hampshire net operating loss carryforward of $10.0 million and $12.3 million, respectively. The Federal net operating loss carryforward can be carried forward indefinitely but is limited to 80% of each subsequent year’s taxable income. The New Hampshire net operating loss carryforward expires in 2032 through 2035 and is also limited to 80% of each subsequent year’s taxable income. Additionally, as of December 31, 2025, the Company has a New Hampshire Business Enterprise Tax credit carry forward of $404,000 that expires in 2029 through 2035. As of December 31, 2025, it has been determined that it is more likely than not that the benefit from these net operating loss and state tax credit carryforwards will not be realized. As a result, a valuation allowance of $2.1 million for the Federal net operating loss carryforward, $729,000 for the New Hampshire net operating loss carryforward and $404,000 for the New Hampshire Business Enterprise Tax credit carry forward has been provided on these deferred tax assets for the year ended December 31, 2025. All other deferred tax assets as of December 31, 2025 have also been reduced by a valuation allowance of $3.6 million because management believes that it is more likely than not that the benefit of these deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income. The valuation allowance for these net deferred tax assets may be adjusted in the future if estimates of taxable income during the carryforward period are increased.

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

The Company does not have any uncertain tax positions at December 31, 2025 or 2024 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No material interest or penalties were recorded for the years ended December 31, 2025 and 2024.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2022 through 2025. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2022 are open.

11.
Employee Benefits

401(k) Plan

During the years ended December 31, 2025 and 2024, the Company sponsored a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company also makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the years ended December 31, 2025 and 2024 were $253,000 and $232,000, respectively.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current President and former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at December 31, 2025 and 2024 relating to this supplemental retirement plan was $779,000 and $827,000, respectively. The discount rate used to determine the Company’s obligation was 5.00% during the years ended December 31, 2025 and 2024. The projected rate of salary increase for its current Chief Executive Officer was 3% for the years ended December 31, 2025 and 2024. On March 5, 2025, the Bank and its current Chief Executive Officer entered into an amendment that limits the annual benefit to $65,000 if there is a separation from service for other than at or following a change of control. Accordingly, as a result of the amendment, the benefit, outside of a change in control, is now fixed and will no longer increase over time. For the years ended December 31, 2025 and 2024, the expense of this salary retirement plan was $7,000 and $147,000, respectively.

Directors’ Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at December 31, 2025 and 2024 relating to this plan was $652,000 and $611,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% during the years ended December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024 the expense of the supplemental retirement plan was $71,000 and $59,000, respectively.

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

Additionally, the Company has a deferred directors’ fee plan which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At December 31, 2025 and 2024, the total deferred directors’ fees amounted to $1.2 million and $917,000, respectively.

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

The ESOP funded its purchase of 423,715 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2047. At December 31, 2025 and 2024, the remaining principal balance on the ESOP debt was $4.1 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2025 and 2024, was $174,000 and $138,000, respectively. At December 31, 2025 and 2024, total unearned compensation for the ESOP was $3.7 million and $3.9 million, respectively.

	December 31,
	2025	2024
Shares held by the ESOP include the following:
Allocated	70,572	55,218
Committed to be allocated	15,354	15,354
Unallocated	337,789	353,143
Total	423,715	423,715

The fair value of unallocated shares was approximately $4.5 million and $3.5 million at December 31, 2025 and 2024, respectively.

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

On May 25, 2023, 249,144 incentive and non-statutory stock options to purchase shares of common stock were granted under the 2021 Plan to directors for their services on the board of directors and certain members of management. The Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. Since it was determined that the Company lacked sufficient historical closing stock prices, the expected volatility assumption was based upon a combination of actual historical volatility combined with the historical volatility developed for comparable companies. Also, since the Company lacked the appropriate historical data, the expected term of the option was calculated using the simplified method. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated grant date fair value of each option is expensed as employee benefits expense ratably over the vesting period. The expense recognized for this grant was $234,000 for the years ended December 31, 2025 and 2024, which provided a tax benefit of $63,000. At December 31, 2025 and 2024, total unrecognized compensation expense for this equity incentive plan was $96,000 and $335,000 with a 0.4 year and 1.4 year weighted average future recognition period, respectively.

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

On December 2, 2024, 280,500 incentive and non-statutory stock options to purchase shares of common stock were granted under the 2024 Plan to directors for their services on the board of directors and certain members of management. As noted above, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model which requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The expected volatility assumption for this award was based upon the actual historical price volatility of the Company’s common stock. The expected term of the option was calculated using the simplified method since the Company continues to lack the appropriate historical data. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated grant date fair value of each option is expensed as employee benefits expense ratably over the vesting period. The expense recognized for this grant was $362,000 and $31,000 for the years ended December 31, 2025 and 2024, respectively, which provided a tax benefit of $93,000 and $8,000, respectively. At December 31, 2025 and 2024, total unrecognized compensation expense for this equity incentive plan was $694,000 and $1.0 million, respectively, with a 1.9 and 2.9 year weighted average future recognition period, respectively.

The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises (see Note 17 for more information).

A summary of stock options outstanding as of December 31, 2025 and 2024, and changes during the years then ended is presented below:

	December 31, 2025
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Outstanding at beginning of year	529,644	$8.72	8.9	$684
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(2,750)	9.29	—	—
Outstanding at end of year	526,894	$8.72	7.9	$2,360

Fully vested and expected to vest	255,346	$8.72	7.4	$1,144

Exercisable at end of year	255,346	$8.72	7.4	$1,144

	December 31, 2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Outstanding at beginning of year	249,144	$8.06	9.4	$—
Granted	290,500	9.29	—	—
Exercised	—	—	—	—
Forfeited	(10,000)	8.06	—	—
Outstanding at end of year	529,644	$8.72	8.9	$684

Fully vested and expected to vest	79,715	$8.06	8.4	$158

Exercisable at end of year	79,715	$8.06	8.4	$158

On December 2, 2024, 112,200 restricted stock awards were granted under the 2024 Plan to directors for their services on the board of directors and certain members of management at $9.29 per share. The total fair value related to the December 2, 2024 grant was $1.0 million. These restricted stock awards time-vest over a three year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting rights when granted and dividend rights when vested. For the years ended December 31, 2025 and 2024, the expense recognized for this grant was $347,000 and $29,000, respectively, which provided a tax benefit of $96,000 and $8,000, respectively. At December 31, 2025 and 2024, total unrecognized compensation expense for this equity incentive plan was $666,000 and $1.0 million, respectively, with a 1.9 and 2.9 year weighted average future recognition period, respectively.

On June 1, 2023, 2,478 restricted stock awards were granted under the 2021 Plan to a certain member of management at $7.99 per share. The total fair value related to the June 1, 2023 grant was $20,000. These restricted stock awards time-vest 50% as of November 18, 2023 and 50% as of November 18, 2024 and have been fair valued as of the date of grant. On November 18, 2021, 98,850 restricted stock awards (adjusted for the second step conversion transaction) were granted under the 2021 Plan to directors for their services on the board of directors and certain members of management at $11.95 per share (adjusted for the second step conversion transaction). The total fair value related to the grant was $1.2 million. These restricted stock awards time-vest over a three year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting rights when granted and dividend rights when vested. For the years ended December 31, 2025 and 2024, the expense recognized for these grants was $-0- and $350,000, respectively, which provided a tax benefit of $-0- and $108,000, respectively. At December 31, 2025 and 2024, total unrecognized compensation expense for this equity incentive plan was $-0-.

A summary of non-vested restricted shares outstanding as of December 31, 2025 and 2024, and changes during the years then ended is presented below:

	December 31, 2025
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of year	112,200	$9.29
Granted	—	—
Vested	(37,400)	9.29
Forfeited	—	—
Non-vested at end of year	74,800	$9.29

	December 31, 2024
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of year	33,629	$11.80
Granted	112,200	9.29
Vested	(33,629)	11.80
Forfeited	—	—
Non-vested at end of year	112,200	$9.29

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

On June 11, 2024, the Bank entered into and closed on an agreement with a single purchaser for the purchase and sale of four properties formerly owned and operated by the Bank, which included four branches (with an adjacent drive thru) and a parking lot, each adjacent to a sold branch, for an aggregate cash purchase price of $7.5 million. Concurrently with the sale-leaseback transaction, the Bank entered into an absolute net lease agreement with the purchaser under which the Bank will lease the properties for an initial term of 15 years with one renewal option of 15 years. The lease agreement includes a 2.5% annual rent escalation during the initial term and during the renewal term, if exercised. The sale-leaseback transaction resulted in a pre-tax gain of $2.5 million which is included in non-interest income in the accompanying consolidated statements of loss. The Company’s operating lease ROU asset and corresponding operating lease liability of $5.2 million primarily resulted in an increase in ROU assets and lease liabilities at December 31, 2024 (included in other assets and other liabilities). Additionally, the Company recorded a $1.5 million finance lease liability related to this agreement representing the portion of the gain not eligible for immediate recognition. The Company's obligation under this operating lease expires in June 2039 and has future lease payments of $8.6 million as of December 31, 2025. Total lease expense for this operating lease was $685,000 and $292,000 for the years ended December 31, 2025 and 2024, respectively.

The Company's obligation under an operating lease related to its leased ATMs expires in August 2030 and has future lease payments of $355,000 as of December 31, 2025. Total lease expense under the operating lease related to these ATMs was $77,000 for the years ended December 31, 2025 and 2024.

The Company's obligation under an operating lease related to a branch not included in the sale-leaseback transaction expires in August 2027 and has future lease payments of $72,000 as of December 31, 2025. Total lease expense for this obligation was $41,000 and $39,000 for the years ended December 31, 2025 and 2024, respectively. This lease agreement contains clauses calling for escalation of minimum lease payments contingent on increases in LIBOR, or a similar replacement index, and the consumer price index. On October 3, 2025, a new lease agreement was signed for this branch which, as of December 31, 2025, was in the process of being relocated to a larger space at the opposite end of the plaza where it operates. The lease agreement became effective as of the date the branch opened to the public, which was January 20, 2026. The Company's obligation under this operating lease expires in January 2046 and contains four renewal options of five years each. The base rent in year one of the lease agreement is $21.00 per square foot and increases by $1.00 per square foot for each of the first five years. Beginning on the commencement of the sixth year and annually thereafter (including during each renewal period), the base rent will increase by 2.5% annually.

The following tables summarize information related to the Company’s lease portfolio and other supplemental information as of and for the years ended December 31, 2025 and 2024:

	2025		2024
	Operating	Finance	Operating	Finance
(Dollars in thousands)
ROU assets	$5,354	$—	$5,648	$—
Lease liabilities	5,354	1,452	5,648	1,509
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)	13.10	13.10	13.68	14.42
Weighted-average discount rate(1)	7.87%	8.12%	7.82%	8.12%

(1) A lease implicit rate or incremental borrowing rate is used based on information available at commencement date of lease.

(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$294	$202
Operating cash flows from finance lease	57	30
Financing cash flows from finance lease	—	1,539
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$5,263
Net operating lease cost	$294	$202
Finance lease cost:
Amortization of right-of-use assets	57	30
Interest on lease liabilities	98	55
Total lease cost	$449	$287

The total minimum lease payments due in future periods for lease agreements in effect at December 31, 2025 were as follows:

As of December 31, 2025	Future Minimum Lease Payments
(Dollars in thousands)	Operating	Finance
2026	$670	$160
2027	666	164
2028	651	168
2029	665	172
2030	648	176
Thereafter	5,724	1,673
Total minimum lease payments	9,024	2,513
Less: interest	(3,670)	(1,061)
Total lease liability	$5,354	$1,452

14. Other Comprehensive Income (Loss)

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

	Year Ended December 31,
Reclassification Adjustment	2025	2024	Affected Line Item in Statements of Loss
	(Dollars in thousands)
Gains on sale of securities available-for-sale	$—	$(7)	Securities gains, net
Tax effect	—	2	Income tax (benefit) expense
	—	(5)	Net loss
Net amortization of bond premiums	387	547	Interest on debt securities
Tax effect	(104)	(148)	Income tax (benefit) expense
	283	399	Net loss
Net interest income on interest rate swaps	8	(30)	Interest expense on deposits
Tax effect	(2)	8	Income tax (benefit) expense
	6	(22)	Net loss
Total reclassification adjustments	$289	$372

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Losses on AFS Securities(1)	Net Unrealized Losses on Cash Flow Hedges(1)	AOCI(1)
Balance at December 31, 2023	$(5,944)	$—	$(5,944)
Other comprehensive loss before reclassification	(1,463)	(9)	(1,472)
Amounts reclassified from AOCI	394	(22)	372
Other comprehensive loss	(1,069)	(31)	(1,100)
Balance at December 31, 2024	$(7,013)	$(31)	$(7,044)

Balance at December 31, 2024	$(7,013)	$(31)	$(7,044)
Other comprehensive income (loss) before reclassification	1,921	(5)	1,916
Amounts reclassified from AOCI	283	6	289
Other comprehensive income	2,204	1	2,205
Balance at December 31, 2025	$(4,809)	$(30)	$(4,839)
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

Notional amounts of financial instruments with off-balance sheet credit risk are approximately as follows as of December 31:

	2025	2024
Unadvanced portions of loans	$52,372	$42,883
Commitments to originate loans	11,072	9,333
Standby letters of credit	262	125

The Company records an ACL for off-balance sheet credit exposures that are not unconditionally cancelable through a charge to the release of credit losses on the Company’s consolidated statements of loss. At December 31, 2025 and 2024, the ACL for off-balance sheet credit exposures totaled $259,000 and $199,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The provision (release) for credit losses for off-balance sheet credit exposures for the years ended December 31, 2025 and 2024 was $59,000 and $(192,000), respectively.

In the ordinary course of business, the Company may be subject to various legal proceedings. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings will not be material to the consolidated balance sheet or consolidated statements of loss.

16.
Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of December 31, 2025, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of December 31, 2025 and 2024, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of December 31, 2025 and 2024 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Total Capital (to risk- weighted assets)	$55,405	15.60%	$28,420	8.00%	$35,526	10.00%	$37,302	10.50%
Tier 1 Capital (to risk- weighted assets)	51,719	14.56	21,315	6.00	28,420	8.00	30,197	8.50
Tier 1 Capital (to average assets)	51,719	8.41	24,605	4.00	30,756	5.00	24,605	4.00
Common Equity Tier 1 (to risk-weighted assets)	51,719	14.56	15,987	4.50	23,092	6.50	24,868	7.00
As of December 31, 2024
Total Capital (to risk-weighted assets)	$55,506	15.55%	$28,555	8.00%	$35,694	10.00%	$37,479	10.50%
Tier 1 Capital (to risk-weighted assets)	51,820	14.52	21,417	6.00	28,555	8.00	30,340	8.50
Tier 1 Capital (to average assets)	51,820	8.69	23,848	4.00	29,809	5.00	23,848	4.00
Common Equity Tier 1 (to risk-weighted assets)	51,820	14.52	16,062	4.50	23,201	6.50	24,986	7.00

17.
Treasury Stock

As of December 31, 2025 and 2024, the Company held a total of 610,663 and 519,243 shares in its treasury, respectively.

Common Stock Repurchases

On April 11, 2024, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to 507,707 shares of common stock, representing approximately 10% of shares then outstanding, which became effective on May 14, 2024. On December 12, 2024, the board of directors of the Company authorized additional stock repurchases, up to 228,858 shares of common stock, under this stock repurchase program. The additional repurchase authorization represents approximately 5% of pro forma outstanding shares assuming the repurchase of the remaining shares subject to the original authorization. The Company holds repurchased shares in its treasury. As of December 31, 2025, the Company has repurchased 494,379 shares under this stock repurchase program.

Equity Incentive Plan

A certain member of management elected to surrender 252 shares of a vested restricted stock award on December 2, 2025 in lieu of a cash payment for the tax liabilities associated with the time-vesting of their award. This member of management previously elected to surrender 584 shares of a vested restricted stock award on November 18, 2024 in lieu of a cash payment for the tax liabilities associated with the time-vesting of their award. The Company holds these shares in its treasury.

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

On July 12, 2024, the Company entered into a two-year interest rate contract that was designated as fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of its index-based brokered deposits included in savings deposits and its change in fair value attributable to the movement in the one-month SOFR. The carrying amount of the hedged liability located in “savings deposits" includes the savings account balance used to designate hedging relationships in which the hedged items are the stated amount of liabilities anticipated to be outstanding for the designated hedged period. The carrying amount of the savings deposit used in the hedged relationship was $21.9 million and $22.1 million at December 31, 2025 and 2024, respectively. Under the "portfolio layer" approach, the Company designated a $10.0 million notional amount of portfolio liabilities that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer. At inception, this fair value hedge had a pay fixed rate of 4.33% and a received rate of 5.32% (3.92% as of December 31, 2025). The change in the fair value of the interest rate swap was reported in other comprehensive income (loss) and was subsequently reclassified into interest expense or income in the period that the hedged transaction affected earnings. The change in fair value for this derivative instrument for the years ended December 31, 2025 and 2024 was $96,000 and $(43,000), respectively. For the years ended December 31, 2025 and 2024, $(8,000) and $30,000 of interest (expense) income was reclassified from AOCI into expense, respectively.

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

In June 2023, the Company entered into a three-year $25 million notional amount interest rate contract that was designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. On June 6, 2025, the Company terminated this pay fixed interest rate swap which resulted in a swap termination fee of $-0- due to the counterparty. Also, $336,000 of cash posted to the counterparty as collateral for this interest rate swap contract was returned to the Company. The Company terminated this interest rate swap as it was determined that this derivative was no longer meeting the aims of the Company’s interest rate risk management strategy as it was probable that the hedged forecasted transaction – the potential interest rate risk/variability in fair value of the residential loan portfolio attributable to the movement in one-month SOFR – would not occur by the end of the original maturity date of the hedging instrument. In November 2023, the Company entered into a second three-year $25 million notional amount interest rate contract that was also designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. On November 1, 2024, the Company terminated this second pay fixed interest rate swap which resulted in a swap termination fee of $398,000 due to the counterparty. The $398,000 fee was recorded as a residential mortgage loan basis adjustment and is included in 1-4 family residential loans as it is amortized over the remaining expected life of the original swap – 24 months. Also, $1.2 million of cash posted to the counterparty as collateral for this interest rate swap contract was returned to the Company. The Company terminated this interest rate swap as it was determined that this derivative was no longer meeting the aims of the Company’s interest rate risk management strategy as it was probable that the hedged forecasted transaction – the potential interest rate risk/variability in fair value of the residential loan portfolio attributable to the movement in one-month SOFR – would not occur by the end of the original maturity date of the hedging instrument. On June 23, 2025, the Company entered into an 18-month $25 million notional amount interest rate contract that was designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. At inception, this fair value hedge had a pay fixed rate of 3.78% and a receive rate of 4.31% (3.92% as of December 31, 2025). On September 10, 2025, the Company entered into a 12-month $25 million notional amount interest rate contract that was designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. At inception, this fair value hedge had a pay fixed rate of 3.62% and a receive rate of 4.37% (3.92% as of December 31, 2025).

Additionally, in December 2023, the Company entered into a three-year $10 million notional amount interest rate contract that was designated as fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the securities available-for-sale municipal bond portfolio's change in fair value attributable to the movement in the one-month SOFR. On December 19, 2024 the Company terminated this pay fixed interest rate swap which resulted in a swap termination fee of $32,000 due to the counterparty. The $32,000 fee was recorded as a municipal bond basis adjustment and is included in securities available-for-sale as it is amortized over a period consistent with the amortization of the discounts and premiums associated with the formerly hedged items. Also, $280,000 of cash posted to the counterparty as collateral for this interest rate swap contract was returned to the Company. The Company terminated this interest rate swap as it was determined that this derivative was no longer meeting the aims of the Company’s interest rate risk management strategy as it was probable that the hedged forecasted transaction – the potential interest rate risk/variability in fair value of the securities available-for-sale municipal bond portfolio attributable to the movement in one-month SOFR – would not occur by the end of the original maturity date of the hedging instrument.

As of December 31, 2025 and 2024, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Location in Consolidated Balance Sheets	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	2025	2024	2025	2024
Total loans	$50,096	$24,957	$96	$(43)

The carrying amount of the hedged asset located in “total loans” includes the amortized cost basis of closed portfolios of fixed-rate residential loans used to designate hedging relationships in which the hedged items are the stated amount of assets anticipated to be outstanding for the designated hedged period. At December 31, 2025 and 2024, the amortized cost basis of the closed portfolios of fixed-rate residential loans used in the hedging relationship was in excess of the carrying amount of the hedged asset. At December 31, 2025 and 2024, the cumulative basis adjustments associated with this hedging relationship was $96,000 and $(43,000), respectively; and the notional amount of the designated hedged item was $50.0 million and $25.0 million, respectively. Under the "portfolio layer" approach, the Company designated a notional amount of portfolio assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer.

The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of potential loss exposure. At December 31, 2025 and 2024, the Company’s fair value hedges had a remaining maturity of 0.73 years and 1.42 years, respectively, an average pay fixed rate of 3.91% and 3.99%, respectively, and an average received rate of 3.92% and 5.19%, respectively.

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

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
(Dollars in thousands)
December 31, 2025
Derivatives designated as hedging instruments:
Interest rate contracts - fair value hedge	$50,000		$—	$—	Other liabilities	$96
Interest rate contracts - cash flow hedge	10,000		—	—	Other liabilities	41
Total derivatives designated as hedging instruments	$60,000		$—	$—		$137

Derivatives not designated as hedging instruments:
Customer loan swaps	$4,486	Other assets	$54	$4,486	Other liabilities	$54

December 31, 2024
Derivatives designated as hedging instruments:
Interest rate contracts - fair value hedge	$25,000	Other assets	$43	$—		$—
Interest rate contracts - cash flow hedge	10,000		—	—	Other liabilities	43
Total derivatives designated as hedging instruments	$35,000		$43	$—		$43

Derivatives not designated as hedging instruments:
Customer loan swaps	$4,630	Other assets	$71	$4,630	Other liabilities	$71

Credit-risk-related Contingent Features

By entering into derivative transactions, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, and other monitoring procedures. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s board of directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. As of December 31, 2025 and 2024, the Company posted $450,000 and $781,000, respectively, of cash to the counterparties as collateral on its interest rate swap contracts and customer loan swaps, which was presented within cash and due from banks on the consolidated balance sheets.

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

The following tables present the information about derivative positions that are eligible for offset in the consolidated balance sheets as of December 31, 2025 and 2024:

				Gross Amounts Not Offset
(Dollars in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments Pledged (Received)	Cash Collateral Pledged (Received)(1)	Net Amount
December 31, 2025
Derivative Assets:
Interest rate contracts - fair value hedges(2)	$—	$—	$—	$—	$—	$—
Interest rate contracts - cash flow hedge (2)	—	—	—	—	—	—
Customer loan swaps - commercial customer (3)	54	—	54	—	54	—
Total	$54	$—	$54	$—	$54	$—

Derivative Liabilities:
Interest rate contracts - fair value hedges (2)	$96	$—	$96	$—	$96	$—
Interest rate contracts - cash flow hedge (2)	41	—	41	—	41	—
Customer loan swaps - dealer bank (3)	54	—	54	—	—	54
Total	$191	$—	$191	$—	$137	$54
December 31, 2024
Derivative Assets:
Interest rate contracts - fair value hedges(2)	$43	$—	$43	$—	$43	$—
Interest rate contracts - cash flow hedge (2)	—	—	—	—	—	—
Customer loan swaps - commercial customer (3)	71	—	71	—	71	—
Total	$114	$—	$114	$—	$114	$—

Derivative Liabilities:
Interest rate contracts - fair value hedges (2)	$—	$—	$—	$—	$—	$—
Interest rate contracts - cash flow hedge (2)	43	—	43	—	43	—
Customer loan swaps - dealer bank (3)	71	—	71	—	—	71
Total	$114	$—	$114	$—	$43	$71

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at December 31, 2025 and 2024.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2025
Securities available-for-sale:
U.S. Government-sponsored enterprises ("GSE") obligations	$1,453	$—	$1,453	$—
U.S Government agency small business administration pools guaranteed by the SBA	10,573	—	10,573	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	34,742	—	34,742	—
Residential mortgage-backed securities	64,495	—	64,495	—
Municipal bonds	29,269	—	29,269	—
Corporate debt	6,177	—	6,177	—
Corporate subordinated debt	5,697	—	5,697	—
Other assets:
Mortgage servicing rights	257	—	—	257
Derivatives	54	—	54	—
Other liabilities:
Derivatives	191	—	191	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2024
Securities available-for-sale:
U.S. Government-sponsored enterprises ("GSE") obligations	$1,387	$—	$1,387	$—
U.S Government agency small business administration pools guaranteed by the SBA	13,125	—	13,125	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	19,362	—	19,362	—
Residential mortgage-backed securities	48,462	—	48,462	—
Municipal bonds	29,532	—	29,532	—
Corporate debt	484	—	484	—
Corporate subordinated debt	7,865	—	7,865	—
Other assets:
Mortgage servicing rights	305	—	—	305
Derivatives	114	—	114	—
Other liabilities:
Derivatives	114	—	114	—

For the years ended December 31, 2025 and 2024, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2025	$305
Included in net loss	(48)
Balance as of December 31, 2025	$257
Total unrealized net gains (losses) included in net loss related to assets still held as of December 31, 2025	$—

Balance as of January 1, 2024	$339
Included in net loss	(34)
Balance as of December 31, 2024	$305
Total unrealized net gains (losses) included in net loss related to assets still held as of December 31, 2024	$—

(1) Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income in the Company’s consolidated statements of loss.

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2025 and 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2025
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	4.75% - 29.19%	9.83%	$257
		Discount Rate	9.500% - 9.500%	9.50%
		Delinquency Rate	2.17% - 2.57%	2.24%
		Default Rate	0.16% - 0.20%	0.17%
	December 31, 2024
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	4.54% - 18.71%	6.51%	$305
		Discount Rate	10.00% - 10.00%	10.00%
		Delinquency Rate	2.17% - 2.64%	2.25%
		Default Rate	0.14% - 0.24%	0.16%

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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace, and therefore, such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At December 31, 2025 and 2024, there were no assets measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at December 31, 2025 or 2024.

ASC 825 - "Accounting For Financial Instruments (Subtopic 825-10)", requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASC 825 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At December 31, 2025 and 2024, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments not carried at fair value at December 31 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial Assets:
Cash and due from banks	$13,414	$13,414	$13,414	$—	$—
Federal Home Loan Bank stock	2,431	2,431	—	2,431	—
Bank-owned life insurance	4,875	4,875	—	4,875	—
Loans, net	416,047	387,121	—	—	387,121
Accrued interest receivable	2,108	2,108	2,108	—	—
Financial Liabilities:
Deposits	$470,773	$470,841	$318,884	$151,957	$—
Advances from Federal Home Loan Bank	52,308	52,182	—	52,182	—
Mortgagors’ tax escrow	811	811	—	811	—
Accrued interest payable	484	484	484	—	—
December 31, 2024
Financial Assets:
Cash and due from banks	$7,100	$7,100	$7,100	$—	$—
Federal Home Loan Bank stock	2,498	2,498	—	2,498	—
Bank-owned life insurance	4,768	4,768	—	4,768	—
Loans, net	435,481	397,154	—	—	397,154
Accrued interest receivable	2,103	2,103	2,103	—	—
Financial Liabilities:
Deposits	454,208	453,890	318,520	135,370	—
Advances from Federal Home Loan Bank	52,268	52,208	—	52,208	—
Mortgagors’ tax escrow	654	654	—	654	—
Accrued interest payable	475	475	475	—	—

20.
Condensed Financial Statements of Parent Company

Financial information pertaining to First Seacoast Bancorp, Inc. only is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars in thousands)
ASSETS
Cash held at First Seacoast Bank	$16,454	$17,055
Investment in First Seacoast Bank	43,005	40,862
Loan to First Seacoast Bank ESOP	4,057	4,129
Other assets	41	41
Total assets	63,557	62,087
LIABILITIES
Other liabilities	10	37
Total liabilities	10	37
STOCKHOLDERS’ EQUITY
Stockholders’ equity	63,547	62,050
Total liabilities and stockholders’ equity	$63,557	$62,087

CONDENSED STATEMENTS OF LOSS

	For the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Income:
Interest on loan to First Seacoast Bank ESOP	$310	$314
Expense:
Miscellaneous expense	5	24
Miscellaneous expense	5	24
Income before income tax expense and equity in undistributed net loss of First Seacoast Bank	305	290
Income tax expense	—	—
Net income before equity in undistributed net loss of First Seacoast Bank	305	290
Equity in undistributed net loss of First Seacoast Bank	(1,150)	(803)
Net loss	$(845)	$(513)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(845)	$(513)
Adjustments to reconcile net loss to net cash provided by operating activities:
Undistributed net loss of First Seacoast Bank	1,150	803
(Decrease) increase in other liabilities	(27)	37
Net cash provided by operating activities	278	327
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received on loan to First Seacoast Bank ESOP	72	68
Net cash provided by investing activities	72	68
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock purchases, net of excise taxes	(951)	(3,736)
Net cash used by financing activities	(951)	(3,736)
Net change in cash	(601)	(3,341)
Cash at beginning of year	17,055	20,396
Cash at end of year	$16,454	$17,055

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of First Seacoast Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Seacoast Bancorp, Inc. and
Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of loss, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes to the consolidated financial statements
(collectively, “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the
results of its operations and its cash flows for each of the years in the two-year period ended December
31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States)
(PCAOB) and are required to be independent with respect to the Company in accordance with U.S.
federal securities laws and the applicable rules and regulations of the Securities and Exchange
Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Allowance for Credit Losses – Qualitative Factors

As described in Note 5 to the financial statements, the Company has recorded an allowance for credit losses on loans (ACL) in the amount of $3.4 million as of December 31, 2025, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date pursuant to the application of ASC 326.

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
March 20, 2026

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a 15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

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

The information contained under the sections captioned “Business Items to be Voted on by Stockholders – Item 1 Election of Directors,” “Other Information Relating to Directors and Executive Officers” and “Corporate Governance” in First Seacoast Bancorp, Inc.’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for issuance under Stock-Based Compensation Plans

The following information is presented for the First Seacoast Bancorp, Inc. 2024 Equity Incentive Plan as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights (column b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	277,750	$9.29	—
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	277,750	$9.29	—

The following information is presented for the First Seacoast Bancorp 2021 Equity Incentive Plan as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights (column b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	249,144	$8.06	—
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	249,144	$8.06	—

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of First Seacoast Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022)

3.2

Amended and Restated Bylaws of First Seacoast Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K of First Seacoast Bancorp, Inc., filed with the Securities and Exchange Commission on February 23, 2023)

4.1

Form of Common Stock Certificate of First Seacoast Bancorp, Inc. (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022)

4.2

Description of First Seacoast Bancorp, Inc’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 24, 2023)

10.1

Employment Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.2

First Amendment to Employment Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022) †

10.3

Third Amendment to Employment Agreement between James R. Brannen and First Seacoast Bank (incorporated by reference to Exhibit 10.1 of Form 8-k of First Seacoast Bancorp, Inc., as filed with the Securities and Exchange Commission on May 29, 2025)

10.4

Employment Agreement between Federal Savings Bank and Richard M. Donovan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended)†

10.5

Third Amendment to Employment Agreement between Richard M. Donovan and First Seacoast Bank (incorporated by reference to Exhibit 10.2 of Form 8-k of First Seacoast Bancorp, Inc., as filed with the Securities and Exchange Commission on May 29, 2025)

10.6

First Amendment to Employment Agreement between Federal Savings Bank and Richard M. Donovan (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022) †

10.7

Employment Agreement between Federal Savings Bank and Timothy F. Dargan (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022) †

10.8

First Amendment to Employment Agreement between Federal Savings Bank and Timothy F. Dargan (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 of First Seacoast Bancorp, Inc., initially filed with the Securities and Exchange Commission on September 13, 2022) †

10.9

Salary Continuation Agreement between Federal Savings Bank and James R. Brannen (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.10

Third Amendment to Salary Continuation Agreement between First Seacoast Bank and James R. Brannen (incorporated by reference to Exhibit 10.1 of Form 8-k of First Seacoast Bancorp, Inc., as filed with the Securities and Exchange Commission on March 5, 2025)

10.11

Directors Deferred Fee Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019, as amended) †

10.12

Supplemental Director Retirement Agreement between Federal Savings Bank and Mark P. Boulanger (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.13

Supplemental Director Retirement Agreement between Federal Savings Bank and Michael J. Bolduc (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.14

Supplemental Director Retirement Agreement between Federal Savings Bank and James Jalbert (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.15

Supplemental Director Retirement Agreement between Federal Savings Bank and Thomas J. Jean (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.16

Supplemental Director Retirement Agreement between Federal Savings Bank and Erica A. Johnson (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.17

Supplemental Director Retirement Agreement between Federal Savings Bank and Paula J. Reid (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.18

Supplemental Director Retirement Agreement between Federal Savings Bank and Janet Sylvester (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.19

Amended and Restated Director Fee Continuation Agreement between Federal Savings Bank and Dana C. Lynch (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of First Seacoast Bancorp, initially filed with the Securities and Exchange Commission on March 13, 2019) †

10.20

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Mark P. Boulanger (incorporated by reference to Exhibit 10.1 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.21

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Michael J. Bolduc (incorporated by reference to Exhibit 10.2 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.22

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and James Jalbert (incorporated by reference to Exhibit 10.3 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.23

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Thomas J. Jean (incorporated by reference to Exhibit 10.4 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.24

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Erica A. Johnson (incorporated by reference to Exhibit 10.5 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.25

Second Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Dana C. Lynch (incorporated by reference to Exhibit 10.6 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.26

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Paula J. Reid (incorporated by reference to Exhibit 10.7 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

10.27

Amendment to Supplemental Director Retirement Agreement between Federal Savings Bank and Janet Sylvester (incorporated by reference to Exhibit 10.8 to the Form 8-K of First Seacoast Bancorp, as filed with the Securities and Exchange Commission on February 15, 2022) †

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Form 10-K of First Seacoast Bancorp, Inc., as filed with the Securities and Exchange Commission on March 21, 2025)

21	Subsidiaries of Registrant

23.1	Consent of Wolf & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97

First Seacoast Bancorp, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Form 10-K of First Seacoast Bancorp, Inc., as filed with the Securities and Exchange Commission on March 29, 2024)

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

FIRST SEACOAST BANCORP, INC.

Date: March 20, 2026	By:	/s/ James R. Brannen
James R. Brannen
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Brannen	Chief Executive Officer and Director	March 20, 2026
James R. Brannen	(Principal Executive Officer)

/s/ Richard M. Donovan	President and Chief Financial Officer	March 20, 2026
Richard M. Donovan	(Principal Financial Officer)

/s/ James Jalbert	Director - Chair of the Board	March 20, 2026
James Jalbert

/s/ Paula J. Williamson-Reid	Director - Vice Chair of the Board	March 20, 2026
Paula J. Williamson-Reid

/s/ Janet Sylvester	Director	March 20, 2026
Janet Sylvester

/s/ Michael J. Bolduc	Director	March 20, 2026
Michael J. Bolduc

/s/ Mark P. Boulanger	Director	March 20, 2026
Mark P. Boulanger

/s/ Thomas J. Jean	Director	March 20, 2026
Thomas J. Jean

/s/ Erica A. Johnson	Director	March 20, 2026
Erica A. Johnson