Form 10-K/A
period 2025-12-31
First Seacoast Bancorp, Inc.
filed 2026-04-30
CIK 1943802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

As of April 21, 2026, there were 4,691,674 outstanding shares of the Registrant's common stock.

EXPLANATORY NOTE

On March 20, 2026, First Seacoast Bancorp, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). The purpose of this Amendment No. 1 on Form 10-K/A (the “Amended Form 10-K”) is to file the information required by Part III of Form 10-K. This Amended Form 10-K does not amend or restate any financial statements or other disclosures contained in the Original Form 10‑K. The Amended Form 10-K should be read together with the Original Form 10-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors consists of eight members. The Board of Directors is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year. The following sets forth certain information regarding the members of the Board of Directors, including the terms of office of the directors. Except as indicated, there are no arrangements or understandings between any director and any other person pursuant to which the director was selected. Age information is as of December 31, 2025, and term as a director includes service with First Seacoast Bank. The business experience for the past five years of each director is set forth below. With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the board of directors to determine that the person should serve as a director.

Directors with Terms Expiring in 2026

James R. Brannen joined First Seacoast Bank as Executive Vice President and Chief Financial Officer in 2007. From May 2018 until May 2025, when he became Chief Executive Officer, he was President and Chief Executive Officer. He has over 30 years of experience in community banking in New Hampshire. During his banking career, he has gained experience in the credit, lending, collections and branch administration functions, as well as in developing new lending programs, implementing new technologies, and in bank mergers and branch acquisitions. He earned an MBA from the University of New Hampshire and has been an active member in the local community, having served on a variety of boards including the City of Dover Trust Fund Board, the Greater Dover Chamber of Commerce Board and the Wentworth Douglass Hospital Board of Trustees. He also serves as Chairperson of the Board of Directors of the New Hampshire Bankers Association. His extensive community banking experience and knowledge of First Seacoast Bank’s business and market area provides essential insight to the Board of Directors. Age 64. Director since 2018.

James Jalbert serves as the Chairperson of the Board of the Company and First Seacoast Bank. He is the President and Chief Executive Officer of Jalbert Leasing, Inc. d/b/a C&J Bus Lines, a scheduled inter-city passenger transportation company. He has been an active member in the local community, currently serving as Vice Chair of the Board of Trustees of Frisbie Memorial Hospital Foundation, and recently serving as President of the Board of Trustees of Berwick Academy and on the Board of the American Bus Association. His extensive community involvement and career as a local business executive provides the Board of Directors with a valuable perspective on the local consumer and business environment. Age 68. Director since 2010.

Paula J. Williamson-Reid serves as Vice Chairperson of the Board of the Company and First Seacoast Bank. Ms. Reid is the founding owner and Chief Executive Officer of Reid & Company Executive Search Ltd., A People Strategy firm. In this capacity, she has worked with leading global athletic, accessory, and lifestyle brands on senior level talent identification and acquisition within the United States, Europe, and Asia. Additionally, she is an ICF-accredited leadership development coach supporting senior and executive leaders across a wide variety of industries, including technology, financial services, pharma, consumer goods, and insurance. Her experience in people asset management and executive recruitment is a significant resource for the Board of Directors in the area of human resource management, compensation, and benefits. An active member of the local community, she currently serves as the Vice Chair of Berwick Academy and as a board member for the Sisters’ Wish. Age 64. Director since 2018.

Directors With Terms Expiring in 2027

Thomas J. Jean is the Vice President of Operations at Portsmouth Regional Hospital and previously served as Vice President of Operations at Frisbee Memorial Hospital. He has been an active member of the local community having served as Mayor of Rochester, NH, President of the Rochester Rotary Club, and Chairperson of the Board of the Greater Rochester Chamber of Commerce. His business experience and knowledge of our market area provides essential insight to the Board of Directors. Age 47. Director since 2014.

Erica A. Johnson is the Chief Executive Officer of QA Cafe, LLC, a software company, where she is responsible for strategy, finances and operations. Previously, Ms. Johnson served as Director at the University of New Hampshire InterOperability Laboratory, an independent test facility for networking, telecommunications, data storage and consumer technology products. She brings valuable management experience and unique information technology expertise to the Board of Directors. Age 46. Director since 2018.

Janet Sylvester serves as Past Chairperson of the Board of the Company and First Seacoast Bank. She is an owner of Great Island Realty, LLC, a real estate brokerage firm. She has been an active member in the local community, having previously served on the Dover City Council and as a past President of Big Brothers Big Sisters. Her experience as a realtor and business owner provides First Seacoast Bank with valuable insight into the local real estate market. Age 68. Director since 2014.

Directors With Terms Expiring in 2028

Michael J. Bolduc is an attorney-at-law and a partner at the law firm of Wyskiel, Boc, Tillinghast & Bolduc, PA. His practice focuses on trusts and estates, as well as business entity formation, governance, and transactions. He has been an active member in the local community for many years, serving as a trustee of Wentworth Douglass Hospital, a member of the Rotary Club of Dover, and on the Advisory Board of the New Hampshire Charitable Foundation for the Piscataqua Region. His community involvement affords him extensive insight into our local markets and his legal expertise offers a unique perspective to the Board of Directors. Age 55. Director since 2011.

Mark P. Boulanger is a Certified Public Accountant and the Managing Partner at Raiche & Company CPAs, PLLC. He has been an active member in the Seacoast New Hampshire and Southern Maine communities for several years, most recently serving as a trustee and Vice-Chair of Frisbie Memorial Hospital in Rochester, New Hampshire. His certification as a CPA is a significant resource for the Board of Directors and qualifies him to be a member of the Audit Committee as an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission. Age 54. Director since 2018.

Executive Officers Who Are Not Directors

The following sets forth information regarding our executive officers who are not directors. Age information is as of December 31, 2025.

Richard M. Donovan, age 60, has served as President and Chief Financial Officer since May 2025. From May 2018 until 2024, when he became Executive Vice President and Chief Financial Officer, he was Senior Vice President and Chief Financial Officer. Throughout his over 35 years of experience in finance, he has served as a finance consultant for several community and regional banks in the Mid-Atlantic and New England and as Vice President of Finance at a community bank in New York. He has also spent 12 years as a CPA at a regional accounting firm.

Timothy F. Dargan, age 65, serves as Executive Vice President and Senior Commercial Lending Officer at First Seacoast Bank and has nearly 40 years of commercial lending experience. He is responsible for overseeing the Bank’s commercial loan portfolio, managing a commercial lender, two senior commercial loan portfolio managers, one business development officer, a credit analyst, and a lending assistant.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, certain officers and persons who own more than 10% of its common stock, to file with the Securities and Exchange Commission initial reports of ownership of the Company’s equity securities and to all subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and more than 10% owners were complied with on a timely basis.

Meetings and Committees of the Board of Directors

The Company conducts business through meetings of its Board of Directors and of its committees. The Board of Directors has established standing committees, including an Audit Committee, a Compensation and Personnel Committee, and a Nominating and Corporate Governance Committee, each of which operates under a written charter governing its composition, responsibilities and operations.

The table below sets forth the directors of each of the listed standing committees. Each member of each committee meets the Nasdaq Stock Market and the Securities and Exchange Commission independence requirements for such committee. The Board of Directors has determined that Mark P. Boulanger, a certified public accountant, qualifies as an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission.

Director	Audit Committee	Compensation and Personnel Committee	Nominating and Governance Committee
Michael J. Bolduc			X (Chair)
Mark P. Boulanger	X (Chair)	X	X
James R. Brannen
James Jalbert	X
Thomas J. Jean	X	X	X
Erica A. Johnson	X		X
Janet Sylvester		X	X
Paula J. Williamson-Reid		X (Chair)

Corporate Governance Policies and Procedures, and Code of Ethics

The Company has adopted several policies to govern the activities of both it and First Seacoast Bank including corporate governance policies and a code of business conduct and ethics. The corporate governance policies involve such matters as the following:

•
the composition, responsibilities and operation of our board of directors;
•
the establishment and operation of committees of the Board of Directors, including the Audit Committee, the Compensation and Personnel Committee and the Nominating and Corporate Governance Committee, the charters for which are available on the investor relations section of First Seacoast Bank’s website at www.firstseacoastbank.com under “Governance – Governance Documents;”
•
convening executive sessions of independent directors; and
•
our board of directors’ interaction with management and third parties.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is available on the investor relations section of First Seacoast Bank’s website at www.firstseacoastbank.com under “Governance – Governance Documents.”

Insider Trading Policy and Procedures

The Company has adopted a Policy Regarding Insider Trading governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself. A copy of the policy is filed as an exhibit to the Form 10-K.

ITEM 11. Executive Compensation

Summary Compensation Table

The following information is furnished for our principal executive officer and for the two most highly compensated executive officers (other than the principal executive officer) whose total compensation exceeded $100,000 for the year ended December 31, 2025. These individuals are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Options	All Other Compensation (1)	Total
James R. Brannen	2025	$350,000	$—	$—	$—	$22,778	$372,778
Chief Executive Officer	2024	350,000	—	149,569	88,830	18,223	606,622
Richard M. Donovan	2025	300,000		—	—	20,003	320,003
President and Chief Financial Officer	2024	260,000	—	139,350	86,940	15,345	501,635
Timothy F. Dargan	2025	250,000		—	—	16,189	266,189
Executive Vice President and Senior Commercial Lending Officer	2024	237,500	—	92,900	77,490	13,737	421,627

(1)
For 2025, All Other Compensation consists of the following:

Name	401(k) Employer Matching Contribution	ESOP Allocation	Total All Other Compensation
James R. Brannen	$12,925	$9,853	$22,778
Richard M. Donovan	10,150	9,853	20,003
Timothy F. Dargan	7,929	8,260	16,189

Employment Agreements

First Seacoast Bank has entered into employment agreements with each of Messrs. Brannen, Donovan and Dargan. The employment agreements for Messrs. Brannen and Donovan had an initial term of three years and the employment agreement for Mr. Dargan had an initial term of two years. Commencing as of March 1st of each year, the Board of Directors may renew the agreement for an additional year so that the remaining term again becomes three years for Messrs. Brannen and Donovan and two years for Mr. Dargan. In addition to base salary, the agreements provide for, among other things, participation in bonus programs and other benefit plans and arrangements applicable to executive employees. The current terms of the agreements with Messrs. Brannen and Donovan expire on March 1, 2029, and the current term of the agreement with Mr. Dargan expires on March 1, 2028. The current base salaries for Messrs. Brannen, Donovan, and Dargan are $350,000, $340,000 and $265,000, respectively. Current base salary reflects salary adjustments made after the end of fiscal year 2025. First Seacoast Bank may terminate the employment of each of the executives for cause at any time, in which event they would have no right to receive compensation or other benefits under the employment agreements for any period after their termination of employment.

Certain events resulting in an executive’s termination or resignation will entitle the executive to payments of severance benefits following the termination of employment. In the event of an executive’s involuntary termination for reasons other than for cause or if the executive resigns during the term of the agreement following (i) the failure to appoint the executive to the executive position set forth in the agreement or a material change in function, duties or responsibilities resulting in a reduction of the responsibility, scope, or importance of the executive’s position, (ii) a relocation by more than 50 miles, (iii) a material reduction in the benefits or perquisites paid to the executive (unless the reduction is part of a reduction that is generally applicable to employees of First Seacoast Bank), (iv) a liquidation or dissolution of First Seacoast Bank or (v) a material breach of the employment agreement by First Seacoast Bank, then the executive would become entitled to a lump sum cash severance payment equal to the base salary and bonuses or incentive awards the executive would have earned for the lesser of the remaining unexpired term of the employment agreement or 24 months. In addition, the executive would become entitled, at no expense to him, to the continuation of non-taxable medical and dental coverage for the lesser of the remaining unexpired term of the employment agreement or the time at which the executive receives coverage under another employer’s plan. If the health and dental coverage is not permitted by applicable law or if providing the benefits would subject First Seacoast Bank to penalties, the executive will receive a cash lump sum payment equal to the value of the benefits.

If there is a change in control of the Company or First Seacoast Bank, followed by an executive’s involuntary termination other than for cause or upon the executive’s resignation for one of the reasons set forth above, the executive would become entitled to a lump sum cash severance payment equal to three times the executive’s “base amount,” as that term is defined for purposes of Internal Revenue Code Section 280G (i.e., the average annual taxable income paid to him for the five taxable years preceding the taxable year in which the change in control occurs). In addition, the executive would become entitled, at no expense to him, to the continuation of non-taxable medical and dental coverage for 36 months following his termination of employment, or if the coverage is not permitted by applicable law or if providing the benefits would subject First Seacoast Bank to penalties, the executive will receive a cash lump sum payment equal to the value of the health and dental benefits.

If an executive dies, the executive’s estate or beneficiaries will be paid the executive’s base salary for a period of six months and the executive’s dependents will be entitled to continued non-taxable medical, dental and other insurance for one year following the executive’s death.

Under each employment agreement, if the executive becomes disabled within the meaning of the term under Internal Revenue Code Section 409A and as set forth in the employment agreement, he will receive benefits under any short-term or long-term disability plans maintained by First Seacoast Bank. First Seacoast Bank will make up any difference, if any, between the executive’s base salary and the disability benefits for a period of one year.

Under each employment agreement, if the executive retires following his attainment of age 65, he will receive benefits under any applicable retirement or other plans maintained by First Seacoast Bank.

Upon termination of an executive’s employment (other than following a change in control), the executive will be subject to certain restrictions on the executive’s ability to compete or to solicit business or employees of First Seacoast Bank for a period of one year following his termination of employment.

Salary Continuation Agreement

First Seacoast Bank is a party to a salary continuation agreement with Mr. Brannen. Under the agreement, if he separates from service other than at or following a change in control, he will receive a fixed annual benefit of $64,817, which equals the accrued benefit determined under the agreement as of January 1, 2025. Unless Mr. Brannen becomes disabled or dies, the benefit payments will begin on the first day of the second month following his separation from service and will be paid monthly for a period of 120 months. If Mr. Brannen becomes disabled, the benefit will be paid in 120 monthly installments commencing on the first day of the month following the date he reaches age 66. Hardship distributions may also become payable under the agreement if he experiences an unforeseeable emergency.

If Mr. Brannen dies before a separation from service, his beneficiary will receive the benefit paid in a lump sum on the first day of the second month following his death. If he dies following his separation from service but before receiving benefits under the agreement, his beneficiary will receive the benefits he would have otherwise continued to have received, paid in a lump sum on the first day of the second month following his death. If Mr. Brannen dies while receiving benefits, his beneficiary will continue to receive the benefit payments (at the same time and in the same form) he would have continued to have received under the agreement.

Employee Stock Ownership Plan

First Seacoast Bank maintains the First Seacoast Bank Employee Stock Ownership Plan (the “ESOP”), a tax-qualified defined contribution plan for eligible employees. The named executive officers are eligible to participate in the ESOP on the same terms as other eligible employees of First Seacoast Bank.

The ESOP trustee holds the shares purchased by the ESOP in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the trustee repays the loan used to purchase the shares. The trustee will allocate the shares released among participants based on each participant’s proportional share of compensation relative to all participants. A participant will fully vest in his or her account balance after five years of service.

401(k) Plan

First Seacoast Bank maintains the First Seacoast Bank 401(k) Plan (the “401(k) Plan”), a tax-qualified defined contribution plan for eligible employees. The named executive officers are eligible to participate in the 401(k) Plan on the same terms as other eligible employees of First Seacoast Bank.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, the maximum amount of compensation permitted by the Internal Revenue Code. In addition to salary deferral contributions, First Seacoast Bank makes safe harbor matching contributions equal to 100% of a participant’s salary deferrals, up to 4% of the participant’s compensation. First Seacoast Bank may also make other discretionary matching contributions and other discretionary employer contributions to the plan. A participant is always 100% vested in his or her salary deferral contributions and employer contributions under the plan.

Equity Incentive Plans

The Company has adopted the 2021 Equity Incentive Plan and the 2024 Equity Incentive Plan, both of which were approved by stockholders. Each one provides for the granting of incentive and non-statutory stock options to purchase shares of Company common stock and the granting of awards of restricted stock and restricted stock units.

Outstanding Equity Awards at December 31, 2025

The following table provides information as of December 31, 2025, regarding equity awards that are outstanding to each named executive officer.

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested		Market Value of Shares of Restricted Stock That Have Not Vested (1)
James R. Brannen	16,267	8,133	(2)	$8.06	05/25/2033	10,733	(4)	$141,676
	7,833	15,667	(3)	9.29	12/02/2034
Richard M. Donovan	13,334	6,666	(2)	8.06	05/25/2033	10,000	(4)	132,000
	7,667	15,333	(3)	9.29	12/02/2034
Timothy F. Dargan	13,334	6,666	(2)	8.06	05/25/2033	6,667	(4)	88,004
	6,833	13,667	(3)	9.29	12/02/2034

(1)
Based upon the closing stock price of $13.20 per share on December 31, 2025.
(2)
These stock options vest in three approximately equal installments. The first installment vested on May 25, 2024.
(3)
These stock options vest in three approximately equal installments. The first installment vested on December 2, 2025.
(4)
Restricted stock awards vest in three approximately equal installments. The first installment vested on December 2, 2025.

Director Compensation

The following table provides the compensation received by the individuals who served as our non-employee directors during the year ended December 31, 2025. The table excludes perquisites, which did not exceed $10,000 in the aggregate for each director. Mr. Brannen did not receive any compensation in his capacity as a director during the year ended December 31, 2025. The compensation reported in this table was paid by First Seacoast Bank. The Company does not compensate its directors separately.

	Fees Earned or Paid in Cash	Stock Awards	Stock Options	Nonqualified Deferred Compensation Earnings	Total
Michael J. Bolduc	$26,000	$—	$—	$9,254	$35,254
Mark P. Boulanger	26,000	—	—	12,086	38,086
James Jalbert	26,700	—	—	38,282	64,982
Thomas J. Jean	26,000	—	—	—	26,000
Erica A. Johnson	26,600	—	—	23,933	50,533
Dana C. Lynch(1)	13,300	—	—	—	13,300
Janet Sylvester	26,300	—	—	39,597	65,897
Paula J. Williamson-Reid	25,700	—	—	33,351	59,051

(1)
Service as a Director ended on May 29, 2025.

Supplemental Director Retirement and Fee Continuation Agreements. First Seacoast Bank has entered into Supplemental Director Retirement Agreements with each of its non-employee directors, except Mr. Lynch with whom it has entered into a Director Fee Continuation Agreement which is substantially the same as the Supplemental Director Retirement Agreements. Under the agreements, a director who remains in service on the Board of Directors until the normal retirement age specified in the agreement (age 70) will be entitled to receive an annual retirement benefit of equal to $20,000. The payments will be made to the director upon his or her separation from service in annual installments for ten years. If a director separates from service before age 70, he or she is entitled to the vested percentage of his or her accrued liability balance under the agreement, paid in annual installments over ten years. Directors vest under their agreements over a ten-year period (0% during the first 6 years, 25% after 7 years, 50% after 8 years, 75% after 9 years and 100% after 10 years). Upon a change in control, directors receive the present value of a stream of $20,000 payments for 10 years. Upon death, a director’s beneficiary will receive the vested portion of the director’s accrued liability balance, paid in a lump sum within 30 days following the director’s death.

Director Deferred Fee Plan. First Seacoast Bank maintains a deferred directors fee plan, pursuant to which non-employee directors may elect to defer a portion of their director’s fees each year. The Bank credits the deferred amounts with earnings at a rate equivalent to the yield for the 7-year Treasury Bill Rate (compounded monthly). Directors become eligible to receive their deferred fees and earnings on a separation from service or a specified date and payable in a lump sum or installments over a 5- or 10-year period, as elected by each director. If elected by a director, benefits will be paid in a lump sum if the director separates from service within two years of a change in control. Benefits are also payable upon a director’s death.

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

(b)
Security Ownership of Certain Beneficial Owners

The following table provides information as of April 21, 2026, about the beneficial owners known to the Company to own more than 5% of the Company’s outstanding common stock.

	Number of Shares Owned		Percent of Common Stock Outstanding (1)
AllianceBernstein L.P. 501 Commerce Street Nashville, Tennessee 37203	502,471	(2)	10.71%
First Seacoast Bank Employee Stock Ownership Plan 633 Central Avenue Dover, NH 03820	414,733	(3)	8.84
DAB Financial LLC William J. Greiner (Sole Manager) 63 Sumner Street Newton, Massachusetts 02459	384,847	(4)	8.20
Spence Limited, LP John W. Spence (Investment Advisor) P.O. Box 505 Blakely, Georgia 39823-0505	231,867	(5)	4.94

(1)
Based on 4,694,149 shares outstanding as of April 21, 2026.
(2)
Based on a Schedule 13G filed on February 14, 2024.
(3)
Based on a Schedule 13G/A filed on February 12, 2026.
(4)
Based on a Schedule 13D/A filed on May 22, 2025.
(5)
Based on a Schedule 13G filed on February 5, 2025.
(c)
Security Ownership of Management

The following table provides information as of April 21, 2026, about the shares of the Company’s common stock beneficially owned by the Company’s directors and executive officers. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power or has the right to acquire, by the exercise of stock options or otherwise, sole or shared voting or investment power within 60 days of April 21, 2026. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the shares shown and none of the named individuals has pledged his or her shares.

	Number of Shares Owned		Percent of Common Stock Outstanding (1)
Directors:
James R. Brannen	82,684	(2)	1.76%
Michael J. Bolduc	33,557	(3)	*
Mark P. Boulanger	29,822	(4)	*
James Jalbert	53,058	(5)	1.13
Thomas J. Jean	19,606	(6)	*
Erica A. Johnson	25,357	(7)	*
Janet Sylvester	25,805	(8)	*
Paula J. Williamson-Reid	24,946	(9)	*
Executive Officers Who Are Not Directors:
Richard M. Donovan	96,999	(10)	2.07
Timothy F. Dargan	53,748	(11)	1.15
All directors and executive officers as a group (11 persons)	445,582		9.50%

* Less than 1%.

(1)
Based on 4,691,674 shares outstanding as of April 21, 2026.
(2)
Includes 9,179 shares held indirectly in through an Individual Retirement Account (“IRA”), 4,392 shares held indirectly through the ESOP, and 4,241 shares held indirectly in the 401(k) Plan, and 32,234 shares subject to stock options exercisable with 60 days of April 21, 2026.
(3)
Includes 5,307 shares held indirectly through a trust, 2,758 shares held indirectly through an IRA, 4,471 shares held indirectly through spouse’s IRA, and 12,760 shares subject to stock options exercisable with 60 days of April 21, 2026.
(4)
Includes 5,000 shares held indirectly through a trust, 4,301 shares held indirectly through an IRA, and 12,760 shares subject to stock options exercisable with 60 days of April 21, 2026.
(5)
Includes 22,537 shares held indirectly through an IRA and 12,760 shares subject to stock options exercisable with 60 days of April 21, 2026.
(6)
Includes 12,760 shares subject to stock options exercisable with 60 days of April 21, 2026.
(7)
Includes 2,500 shares held indirectly through an IRA and 12,760 shares subject to stock options exercisable with 60 days of April 21, 2026.
(8)
Includes 4,284 shares held indirectly through an IRA and 12,760 shares subject to stock options exercisable with 60 days of April 21, 2026.
(9)
Consists of 2,925 shares held indirectly through an IRA, 1,500 shares held indirectly through a trust, and 12,760 shares subject to stock options exercisable with 60 days of April 21, 2026.

(10)
Consists of 24,191 shares held indirectly through an IRA, 3,602 shares held indirectly through the ESOP, 18,181 shares held indirectly through the 401(k) Plan, and 27,667 shares subject to stock options exercisable with 60 days of April 21, 2026.
(11)
Consists of 5,179 shares held indirectly through an IRA, 3,378 shares held indirectly through the ESOP, and 26,833 shares subject to stock options exercisable with 60 days of April 21, 2026.
(d)
Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a later date result in a change in control of the Company.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Certain Related Persons

Loans and Extensions of Credit. Federal law generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from the prohibition for loans made by federally insured financial institutions, such as First Seacoast Bank, to their executive officers and directors in compliance with federal banking regulations. At December 31, 2025, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to First Seacoast Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2025, these loans were performing in accordance with their original repayment terms that were substantially similar to those prevailing at the time for comparable loans with persons not related to First Seacoast Bank and were made in compliance with federal banking regulations.

Other Transactions. Neither the Company nor First Seacoast Bank has entered into any other transactions since January 1, 2025, in which the amount involved exceeded $120,000 and in which any related persons had or will have a direct or indirect material interest.

Director Independence

Because the Company is listed on the Nasdaq Stock Market, the Company has adopted the definition of “independent director” contained in the listing standards of the Nasdaq Stock Market when determining the independence of its directors. All of the Company’s directors are considered independent under the listing standards of the Nasdaq Stock Market, except for James R. Brannen who is employed by the Company and First Seacoast Bank in his capacity as Chief Executive Officer. To the Company’s knowledge, there were no other transactions between the Company and any director or entity controlled by any director, which would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities as a director.

ITEM 14. Principal Accountant Fees and Services

The fees that Wolf & Company, P.C. billed to the Company for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Audit Fees (1)	$210,000	$175,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	29,250	41,000

(1)
Consists of fees for professional services rendered for the audit of the consolidated financial statements included in the Annual Report on Form 10-K, for the review of financial statements included in the Quarterly Reports on Form 10-Q and for services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)
Consists of fees for professional services rendered in connection with WolfPAC modules.

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the independent registered public accounting firm does not provide any non-audit service to us prohibited by law or regulation.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SEACOAST BANCORP, INC.

Date: April 30, 2026	By:	/s/ James R. Brannen
James R. Brannen
Chief Executive Officer
(Duly Authorized Representative)