Form 10-Q
period 2026-03-31
First Seacoast Bancorp, Inc.
filed 2026-05-15
CIK 1943802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, there were 4,691,674 outstanding shares of the Registrant's common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$12,788	$13,414
Securities available-for-sale, at fair value	142,659	152,406
Federal Home Loan Bank stock	2,454	2,431
Total loans	418,386	419,474
Less: allowance for credit losses on loans	(3,427)	(3,427)
Net loans	414,959	416,047
Land, building and equipment, net	859	589
Bank-owned life insurance	4,895	4,875
Accrued interest receivable	2,181	2,108
Other assets	8,014	7,425
Total assets	$588,809	$599,295
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$71,445	$69,693
Interest bearing deposits	387,552	401,080
Total deposits	458,997	470,773
Advances from Federal Home Loan Bank	52,308	52,308
Mortgagors’ tax escrow	2,005	811
Deferred compensation liability	2,637	2,667
Other liabilities	10,252	9,189
Total liabilities	526,199	535,748
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 5,304,812 issued and 4,694,149 outstanding at March 31, 2026 and December 31, 2025	53	53
Additional paid-in capital	54,678	54,517
Retained earnings	23,731	24,239
Accumulated other comprehensive loss	(5,554)	(4,839)
Treasury stock, at cost: 610,663 shares outstanding as of March 31, 2026 and December 31, 2025	(6,066)	(6,066)
Unearned stock compensation	(4,232)	(4,357)
Total stockholders' equity	62,610	63,547
Total liabilities and stockholders' equity	$588,809	$599,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025
Interest and dividend income:
Interest and fees on loans	$4,844	$5,008
Interest on debt securities:
Taxable	1,382	1,176
Non-taxable	200	198
Total interest on debt securities	1,582	1,374
Dividends	41	50
Total interest and dividend income	6,467	6,432
Interest expense:
Interest on deposits	2,344	2,599
Interest on borrowings	609	654
Total interest expense	2,953	3,253
Net interest and dividend income	3,514	3,179
Release of credit losses	(8)	—
Net interest and dividend income after release of credit losses	3,522	3,179
Non-interest income:
Customer service fees	249	187
Gain on sale of loans	—	4
Income from bank-owned life insurance	20	21
Loan servicing fee income	12	6
Investment services fees	119	122
Other income	12	11
Total non-interest income	412	351
Non-interest expense:
Salaries and employee benefits	2,273	2,200
Equity compensation	237	232
Director compensation	60	79
Occupancy expense	369	312
Equipment expense	76	72
Marketing	72	86
Data processing	392	388
Deposit insurance fees	101	104
Professional fees and assessments	282	337
Debit card fees	32	42
Employee travel and education expenses	27	55
Other expense	248	255
Total non-interest expense	4,169	4,162
Loss before income tax expense (benefit)	(235)	(632)
Income tax expense (benefit)	273	(29)
Net loss	$(508)	$(603)

Loss per share:
Basic	$(0.12)	$(0.14)
Diluted	$(0.12)	$(0.14)
Weighted Average Shares:
Basic	4,285,401	4,293,022
Diluted (1)	4,285,401	4,293,022

(1) Not adjusted for potentially dilutive shares for periods where a net loss was recognized. The three months ended March 31, 2026 and 2025 excludes 382,409 and 455,681, respectively, of stock-based awards that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE LoSS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net loss	$(508)	$(603)
Other comprehensive (loss) income, net of income taxes:
Securities available-for-sale:
Unrealized holding losses on securities available-for-sale arising during the period, net of income taxes of $(300) and $(9), respectively	(815)	(24)
Reclassification adjustment for net amortization of bond premiums included in net loss, net of income taxes of $30 and $42, respectively	84	114
Total unrealized (loss) income on securities available-for-sale	(731)	90
Derivatives:
Change in interest rate swaps, net of income taxes of $2 and $(6), respectively	4	(15)
Reclassification adjustment for net interest expense on swaps included in net loss, net of income taxes of $4 and $-0-, respectively	12	—
Total change in interest rate swaps	16	(15)
Other comprehensive (loss) income	(715)	75
Comprehensive loss	$(1,223)	$(528)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Balance December 31, 2024	4,785,569	$53	$53,900	$25,084	$(7,044)	$(5,085)	$(4,858)	$62,050
Net loss	—	—	—	(603)	—	—	—	(603)
Other comprehensive income	—	—	—	—	75	—	—	75
Treasury stock activity	(54,816)	—	—	—	—	(574)	—	(574)
Excise tax on stock repurchases	—	—	5	—	—	—	—	5
Amortization of unearned stock compensation	—	—	146	—	—	—	87	233
ESOP shares earned - 3,839 shares	—	—	2	—	—	—	38	40
Balance March 31, 2025	4,730,753	$53	$54,053	$24,481	$(6,969)	$(5,659)	$(4,733)	$61,226

Balance December 31, 2025	4,694,149	$53	$54,517	$24,239	$(4,839)	$(6,066)	$(4,357)	$63,547
Net loss	—	—	—	(508)	—	—	—	(508)
Other comprehensive loss	—	—	—	—	(715)	—	—	(715)
Amortization of unearned stock compensation	—	—	150	—	—	—	87	237
ESOP shares earned - 3,839 shares	—	—	11	—	—	—	38	49
Balance March 31, 2026	4,694,149	$53	$54,678	$23,731	$(5,554)	$(6,066)	$(4,232)	$62,610

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(508)	$(603)
Adjustments to reconcile net loss to net cash provided by operating activities:
ESOP expense	49	40
Stock-based compensation	237	233
Depreciation and amortization	84	80
Net amortization of bond premium	114	156
Release of credit losses	(8)	—
Gain on sale of loans	—	(4)
Proceeds from loans sold	—	259
Origination of loans sold	—	(255)
Increase in bank-owned life insurance	(20)	(21)
Decrease (increase) in deferred costs on loans	15	(4)
Deferred tax expense (benefit)	262	(28)
(Increase) decrease in accrued interest receivable	(73)	5
Decrease in other assets	250	356
Decrease in deferred compensation liability	(30)	(14)
(Decrease) increase in other liabilities	175	373
Net cash provided by operating activities	547	573
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments received on securities available-for-sale	8,630	3,608
Purchase of securities available-for-sale	—	(6,920)
Purchase of property and equipment	(346)	(31)
Loan purchases	(297)	(1,933)
Loan originations and principal collections, net	1,460	(7,791)
Net purchases of Federal Home Loan Bank stock	(23)	(209)
Net cash provided (used) by investing activities	9,424	(13,276)
Cash flows from financing activities:
Net increase in NOW, demand deposits, money market and savings accounts	10,257	1,126
Net decrease in time deposits	(22,033)	(1,200)
Increase in mortgagors’ escrow accounts	1,194	1,325
Principal payments on finance lease	(15)	(14)
Treasury stock purchases	—	(574)
Net proceeds from short-term FHLB advances	—	11,120
Net cash (used) provided by financing activities	(10,597)	11,783
Net change in cash and cash equivalents	(626)	(920)
Cash and cash equivalents at beginning of period	13,414	7,100
Cash and cash equivalents at end of period	$12,788	$6,180

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$3,038	$3,258
Cash paid for income taxes	35	—
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	(1,001)	123
Deferred taxes	270	(33)
Other comprehensive (loss) income	(731)	90
Cumulative fair value hedging adjustment - loans	90	(73)
Cumulative fair value hedging adjustment - securities available-for-sale	(2)	1
Right of use asset in exchange for operating lease liability	934	—
Effect of change in fair value of interest rate swaps:
Interest rate swaps	22	(21)
Deferred taxes	(6)	6
Other comprehensive income (loss)	16	(15)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim consolidated financial information, general practices within the banking industry and with instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all the information or footnotes required by U.S. GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of these consolidated financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2026, and as amended by Form 10-K/A as filed with the SEC on April 30, 2026.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes- Improvements to Income Tax Disclosures", which will require enhancements and further transparency to various income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 become effective for annual periods beginning after December 15, 2024 on a prospective basis. Retrospective application for all periods presented is permitted. Early adoption was also permitted. ASU 2023-09 did not have a material impact on the Company's consolidated financial statements.

2.
Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses for which an allowance for credit losses has not been recorded, are as follows as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprise obligations	$1,609	$—	$(165)	$1,444
U.S. Government agency small business administration pools guaranteed by SBA	10,455	45	(711)	9,789
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	31,757	249	(432)	31,574
Residential mortgage-backed securities	63,909	668	(3,259)	61,318
Municipal bonds	32,453	21	(3,827)	28,647
Corporate debt	4,184	—	(15)	4,169
Corporate subordinated debt	5,874	108	(264)	5,718
	$150,241	$1,091	$(8,673)	$142,659

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprise obligations	$1,615	$—	$(162)	$1,453
U.S. Government agency small business administration pools guaranteed by SBA	11,272	17	(716)	10,573
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	34,765	349	(372)	34,742
Residential mortgage-backed securities	66,725	988	(3,218)	64,495
Municipal bonds	32,554	37	(3,322)	29,269
Corporate debt	6,190	—	(13)	6,177
Corporate subordinated debt	5,866	92	(261)	5,697
	$158,987	$1,483	$(8,064)	$152,406

The amortized cost and fair values of securities available-for-sale at March 31, 2026 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$3,684	$3,683
Due after one year through five years	4,045	3,912
Due after five years through ten years	5,538	5,237
Due after ten years	30,853	27,146
Total U.S. Government-sponsored enterprise obligations, municipal bonds, corporate debt and corporate subordinated debt	44,120	39,978
U.S. Government agency small business pools guaranteed by SBA(1)	10,455	9,789
Collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA(1)	31,757	31,574
Residential mortgage-backed securities(1)	63,909	61,318
Total	$150,241	$142,659

(1) Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2026 and December 31, 2025.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2026
U.S. Government sponsored enterprise obligations	—	$—	$—	3	$1,444	$(165)	$1,444	$(165)
U.S. Government agency small business administration pools guaranteed by SBA	2	854	(32)	10	6,840	(679)	7,694	(711)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	4	5,797	(88)	6	4,137	(344)	9,934	(432)
Residential mortgage-backed securities	7	12,730	(167)	28	16,332	(3,092)	29,062	(3,259)
Municipal bonds	2	703	(19)	36	26,367	(3,808)	27,070	(3,827)
Corporate debt	2	3,683	(1)	1	486	(14)	4,169	(15)
Corporate subordinated debt	—	—	—	3	3,236	(264)	3,236	(264)
	17	$23,767	$(307)	87	$58,842	$(8,366)	$82,609	$(8,673)
December 31, 2025
U.S. Government sponsored enterprise obligations	—	$—	$—	3	$1,453	$(162)	$1,453	$(162)
U.S. Government agency small business administration pools guaranteed by SBA	1	593	(11)	12	8,211	(705)	8,804	(716)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	1	818	(24)	9	10,434	(348)	11,252	(372)
Residential mortgage-backed securities	4	9,805	(148)	29	17,128	(3,070)	26,933	(3,218)
Municipal bonds	—	—	—	36	26,953	(3,322)	26,953	(3,322)
Corporate debt	2	3,705	(2)	1	489	(11)	4,194	(13)
Corporate subordinated debt	—	—	—	3	3,239	(261)	3,239	(261)
	8	$14,921	$(185)	$93	$67,907	$(7,879)	$82,828	$(8,064)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2026, the Company had 104 securities available-for-sale in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2026, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on securities available-for-sale as of March 31, 2026.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on securities available-for-sale were as follows for the three months ended March 31, 2026 and 2025:

	March 31,
	2026	2025
	(Dollars in thousands)
Proceeds from principal payments received on securities available-for-sale	$6,630	$3,608

Proceeds from sales, calls and maturities received on securities available-for-sale	2,000	—

Gross realized gains	—	—
Gross realized losses	—	—
Net realized gains (losses)	$—	$—

As of March 31, 2026 and December 31, 2025, there were no holdings of securities of any issuer, other than the SBA, FHLMC, GNMA and FNMA, whose aggregate carrying value exceeded 10% of consolidated stockholders’ equity.

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

Loans consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Commercial real estate (CRE)	$80,799	$80,588
Multifamily (MF)	4,773	4,839
Commercial and industrial (C+I)	21,271	22,541
Acquisition, development, and land (ADL)	14,441	12,875
1-4 family residential (RES)	262,826	265,249
Home equity line of credit (HELOC)	21,768	20,652
Consumer (CON)	12,508	12,730
Total loans	418,386	419,474
Allowance for credit losses on loans	(3,427)	(3,427)
Total loans, net	$414,959	$416,047

The Company elected to include deferred loan origination costs, net and to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2026 and December 31, 2025, accrued interest receivable for loans totaled $1.3 million and is included in the “accrued interest receivable” line item on the Company’s consolidated balance sheets.

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

The significant key assumptions used with the ACL calculation at March 31, 2026 and December 31, 2025 using the ASC 326 methodology, included:

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

Changes in the ACL for the three months ended March 31, 2026 and 2025, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, December 31, 2025	$618	$48	$183	$88	$1,488	$204	$609	$189	$3,427
(Release) provision for credit losses on loans	(86)	1	(13)	19	(36)	12	58	45	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, March 31, 2026	$532	$49	$170	$107	$1,452	$216	$667	$234	$3,427

Balance, December 31, 2024	$710	$59	$233	$87	$1,612	$214	$439	$132	$3,486
Provision (release) for credit losses on loans	23	(1)	(33)	32	34	18	114	(157)	30
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Balance, March 31, 2025	$733	$58	$200	$119	$1,646	$232	$554	$(25)	$3,517

The change in the allowance for credit losses during the three months ended March 31, 2026 and 2025 was primarily a result of the changes in off-balance sheet credit exposures. The following represents the composition of the Company's release for credit losses for the three months ended March 31:

	2026	2025
	(Dollars in thousands)
Loans	$—	$30
Off-balance sheet credit exposures	(8)	(30)
Total release of credit losses	$(8)	$—

The following is an aging analysis of past due loans by portfolio segment as of March 31, 2026 and December 31, 2025 including non-accrual loans without an ACL:

March 31, 2026:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$80,799	$80,799	$—
MF	—	—	—	—	4,773	4,773	—
C+I	—	—	—	—	21,271	21,271	—
ADL	—	—	—	—	14,441	14,441	—
RES	—	—	295	295	262,531	262,826	295
HELOC	—	—	—	—	21,768	21,768	—
CON	35	—	117	152	12,356	12,508	117
	$35	$—	$412	$447	$417,939	$418,386	$412

December 31, 2025:

(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$80,588	$80,588	$—
MF	—	—	—	—	4,839	4,839	—
C+I	—	—	—	—	22,541	22,541	—
ADL	—	—	—	—	12,875	12,875	—
RES	262	—	—	262	264,987	265,249	361
HELOC	136	—	—	136	20,516	20,652	—
CON	22	—	117	139	12,591	12,730	117
	$420	$—	$117	$537	$418,937	$419,474	$478

There were no loans past due over 90 days still accruing interest at March 31, 2026 and December 31, 2025. There were no loans collateralized by residential real estate property in the process of foreclosure at March 31, 2026 and December 31, 2025.

There were no loans modified for borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification, if applicable. The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. Because the effect of most modifications made to borrowers experiencing financial difficulty would already be included in the ACL as a result of the measurement methodologies used to estimate the allowance, a change in the ACL is generally not recorded upon modification.

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

Based upon the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of March 31, 2026 and December 31, 2025:

March 31, 2026:

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$1,606	$6,985	$7,215	$6,320	$12,057	$23,170	$23,446	$—	$80,799
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	1,606	6,985	7,215	6,320	12,057	23,170	23,446	—	80,799
MF:
Risk rating:
Pass	—	323	—	1,855	105	2,261	229	—	4,773
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	323	—	1,855	105	2,261	229	—	4,773
C+I:
Risk rating:
Pass	362	3,606	1,509	968	2,877	2,154	9,795	—	21,271
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	362	3,606	1,509	968	2,877	2,154	9,795	—	21,271
ADL:
Risk rating:
Pass	1,099	7,400	1,777	3,810	131	224	—	—	14,441
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	1,099	7,400	1,777	3,810	131	224	—	—	14,441
RES:
Risk rating:
Pass	2,612	12,288	14,926	22,983	38,162	171,560	—	—	262,531
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	295	—	—	295
Total RES	2,612	12,288	14,926	22,983	38,162	171,855	—	—	262,826
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	21,684	84	21,768
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total HELOC	—	—	—	—	—	—	21,684	84	21,768
CON:
Risk rating:
Pass	476	2,457	2,967	1,648	2,151	2,692	—	—	12,391
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	117	—	—	—	—	—	—	117
Total CON	476	2,574	2,967	1,648	2,151	2,692	—	—	12,508
Total	$6,155	$33,176	$28,394	$37,584	$55,483	$202,356	$55,154	$84	$418,386

December 31, 2025:

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$6,865	$6,174	$6,447	$12,479	$8,278	$16,532	$23,813	$—	$80,588
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	6,865	6,174	6,447	12,479	8,278	16,532	23,813	—	80,588
MF:
Risk rating:
Pass	328	—	1,870	110	587	1,709	235	—	4,839
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	328	—	1,870	110	587	1,709	235	—	4,839
C+I:
Risk rating:
Pass	3,812	1,707	1,719	3,247	694	1,673	9,689	—	22,541
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	3,812	1,707	1,719	3,247	694	1,673	9,689	—	22,541
ADL:
Risk rating:
Pass	5,776	1,790	4,940	140	229	—	—	—	12,875
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	5,776	1,790	4,940	140	229	—	—	—	12,875
RES:
Risk rating:
Pass	12,146	15,708	23,532	39,356	60,891	113,255	—	—	264,888
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	361	—	—	361
Total RES	12,146	15,708	23,532	39,356	60,891	113,616	—	—	265,249
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	20,290	362	20,652
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total HELOC	—	—	—	—	—	—	20,290	362	20,652
CON:
Risk rating:
Pass	2,633	3,284	1,720	2,228	1,418	1,330	—	—	12,613
Special mention	—	—	—	—	—	—	—	—	—
Substandard	117	—	—	—	—	—	—	—	117
Total CON	2,750	3,284	1,720	2,228	1,418	1,330	—	—	12,730
Total	$31,677	$28,663	$40,228	$57,560	$72,097	$134,860	$54,027	$362	$419,474

Certain directors and executive officers of the Company and entities in which they have significant ownership interests are customers of the Company. Loans outstanding to these persons and entities at March 31, 2026 and December 31, 2025 were $4.7 million and $3.6 million, respectively.

4.
Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $28.5 million and $29.2 million at March 31, 2026 and December 31, 2025, respectively. Substantially all of these loans were originated by the Bank and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 15, Fair Values of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing income in the Company’s consolidated statements of loss.

The Company’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing income, including late and ancillary fees, was $12,000 and $6,000 for the three months ended March 31, 2026 and 2025, respectively. The Company's residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Company’s market areas.

The following summarizes activity in mortgage servicing rights for the three months ended March 31, 2026 and 2025:

(Dollars in thousands)	2026	2025
Balance, December 31,	$257	$305
Additions	—	3
Payoffs	(1)	(4)
Change in fair value due to change in assumptions	(5)	(12)
Balance, March 31,	$251	$292

5.
Deposits

Deposits consisted of the following at March 31, 2026 and December 31, 2025:

(Dollars in thousands)	March 31, 2026	December 31, 2025
NOW and demand deposits	$176,392	$169,326
Money market deposits	69,223	65,852
Savings deposits	83,480	83,660
Time deposits $250,000 and greater	19,250	23,830
Time deposits of less than $250,000	110,652	128,105
	$458,997	$470,773

At March 31, 2026, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2026	$77,400
2027	41,711
2028	10,177
2029	120
2030	215
2031	279
$129,902

There were $58.7 million and $69.1 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at March 31, 2026 and December 31, 2025, respectively. Additionally, there were $21.9 million of brokered deposits included in savings deposits at March 31, 2026 and December 31, 2025. Reciprocal deposits were $11.6 million and $9.1 million at March 31, 2026 and December 31, 2025, respectively.

Deposits from related parties totaled $11.0 million and $10.9 million at March 31, 2026 and December 31, 2025, respectively.

6.
Borrowings

Federal Home Loan Bank (“FHLB”)

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and commercial real estate loans, discounted by a certain percentage, in an aggregate amount greater than or equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $94.4 million and $96.6 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

A summary of borrowings from the FHLB is as follows:

	March 31, 2026
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
$52,308

Included in the above borrowings from the FHLB at March 31, 2026 and December 31, 2025 is a $25.0 million long-term advance, with an interest rate of 4.75%, which matures on April 29, 2026. Also, included in the above borrowings from the FHLB at March 31, 2026 and December 31, 2025 is a $25.0 million long-term advance, with an interest rate of 4.38%, which is callable by the FHLB on June 8, 2026 and quarterly thereafter. As of March 31, 2026 and December 31, 2025 borrowings from the FHLB also include $2.3 million of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran-owned businesses, or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%. At March 31, 2026 and December 31, 2025, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. The entire balance of this credit facility was available at March 31, 2026 and December 31, 2025.

Federal Reserve Bank of Boston (“FRB”)

The Bank has a secured credit facility with the FRB – Borrower-In-Custody of Collateral Program (“BIC”). Advances under the BIC would be collateralized by eligible collateral - principally commercial real estate loans. The Bank’s unused available borrowing capacity at the FRB was $37.3 million and $34.1 million at March 31, 2026 and December 31, 2025, respectively. On January 7, 2025, the Bank completed the collateral eligibility process with the FRB whereby the FHLB agreed to subordinate their interest in our commercial real estate loans up to a maximum of $65 million allowing these loans to be pledged to the BIC. The Bank subsequently pledged $65.0 million of its commercial real estate loans to the BIC resulting in $38.5 million of borrowing capacity under this credit facility as of January 16, 2025. On September 9, 2025, the FHLB agreed to increase the subordination of their interest in our commercial real estate loans up to a maximum of $71.7 million allowing these loans to be pledged to the BIC. At March 31, 2026, the Bank was in compliance with the FRB’s collateral pledging program.

Correspondent Bank

At March 31, 2026 and December 31, 2025, the Bank had a $2.0 million unsecured Fed Funds borrowing line of credit with a correspondent bank. The entire balance of this credit facility was available at March 31, 2026 and December 31, 2025.

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

Notional amounts of financial instruments with off-balance sheet credit risk are approximately as follows as of March 31, 2026 and December 31, 2025:

	2026	2025
Unadvanced portions of loans	$52,071	$52,372
Commitments to originate loans	9,320	11,072
Standby letters of credit	188	262

The Company records an ACL for off-balance sheet credit exposures that are not unconditionally cancelable through a charge to the provision for credit losses on the Company’s consolidated statements of loss. At March 31, 2026 and December 31, 2025 the ACL for off-balance sheet credit exposure totaled $251,000 and $259,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The release for credit losses for off-balance sheet credit exposures for the three months ended March 31, 2026 and 2025 was $(8,000) and $(30,000), respectively.

8.
Employee Benefits

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended March 31, 2026 and 2025 were $70,000 and $59,000, respectively.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current Chief Executive Officer and its former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at March 31, 2026 and December 31, 2025 relating to this supplemental retirement plan was $766,000 and $779,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. On March 5, 2025, the Bank and its current chief executive officer entered into an amendment that limits the annual benefit to $65,000 if there is a separation from service for other than at or following a change of control. Accordingly, as a result of the amendment, the benefit, outside of a change in control, is now fixed and will no longer increase over time. The expense of this salary retirement plan was $1,000 and $2,000 for the three months ended March 31, 2026 and 2025, respectively.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at March 31, 2026 and December 31, 2025 relating to this plan was $632,000 and $652,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at March 31, 2026 and December 31, 2025. Total supplemental retirement plan expense amounted to $10,000 and $18,000 for the three months ended March 31, 2026 and 2025, respectively.

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

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At March 31, 2026 and December 31, 2025, the total deferred directors' fees amounted to $1.2 million.

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

The ESOP funded its purchase of 423,715 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2047. At March 31, 2026 and December 31, 2025, the remaining principal balance on the ESOP debt was $4.1 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2026 and 2025 was $49,000 and $40,000, respectively. At March 31, 2026 and December 31, 2025, total unearned compensation for the ESOP was $3.7 million.

	March 31, 2026	December 31, 2025
Shares held by the ESOP include the following:
Allocated	85,926	70,572
Committed to be allocated	3,839	15,354
Unallocated	333,950	337,789
Total	423,715	423,715

The fair value of unallocated shares was approximately $4.2 million and $4.5 million at March 31, 2026 and December 31, 2025, respectively.

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

On May 25, 2023, 249,144 incentive and non-statutory stock options to purchase shares of common stock were granted under the 2021 Plan to directors for their services on the board of directors and certain members of management. The Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. Since it was determined that the Company lacked sufficient historical closing stock prices, the expected volatility assumption was based upon a combination of actual historical volatility combined with the historical volatility developed for comparable companies. Also, since the Company lacked the appropriate historical data, the expected term of the option was calculated using the simplified method. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated grant date fair value of each option is expensed as employee benefits expense ratably over the vesting period. The expense recognized for this grant was $60,000 and $55,000, for the three months ended March 31, 2026 and 2025, respectively, which provided a tax benefit of $16,000 and $15,000, respectively. At March 31, 2026 and December 31, 2025, total unrecognized compensation expense for this equity incentive plan was $36,000 and $96,000, respectively, with a 0.1 and 0.4 year weighted average future recognition period, respectively.

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

On December 2, 2024, 280,500 incentive and non-statutory stock options to purchase shares of common stock were granted under the 2024 Plan to directors for their services on the board of directors and certain members of management. As noted above, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model which requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The expected volatility assumption for this award was based upon the actual historical price volatility of the Company’s common stock. The expected term of the option was calculated using the simplified method since the Company continues to lack the appropriate historical data. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated grant date fair value of each option is expensed as employee benefits expense ratably over the vesting period. The expense recognized for this grant was $91,000 for the three months ended March 31, 2026 and 2025, which provided a tax benefit of $25,000. At March 31, 2026 and December 31, 2025, total unrecognized compensation expense for this equity incentive plan was $603,000 and $694,000 with a 1.6 and 1.9 year weighted average future recognition period, respectively.

The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

A summary of stock options outstanding as of March 31, 2026 and December 31, 2025 and changes during the periods then ended is presented below:

	March 31, 2026
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Outstanding at beginning of period	526,894	$8.72	7.9	$2,360
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	526,894	$8.72	7.6	$2,023

Fully vested and expected to vest	255,346	$8.72	7.1	$981

Exercisable at end of period	255,346	$8.72	7.1	$981

	December 31, 2025
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Outstanding at beginning of year	529,644	$8.72	8.9	$684
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(2,750)	9.29	—	—
Outstanding at end of year	526,894	$8.72	7.9	$2,360

Fully vested and expected to vest	255,346	$8.72	7.4	$1,144

Exercisable at end of year	255,346	$8.72	7.4	$1,144

On December 2, 2024, 112,200 restricted stock awards were granted under the 2024 Plan to directors for their services on the board of directors and certain members of management at $9.29 per share. The total fair value related to the December 2, 2024 grant was $1.0 million. These restricted stock awards time-vest over a three year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting rights when granted and dividend rights when vested. For the three months ended March 31, 2026 and 2025, the expense recognized for this grant was $87,000, which provided a tax benefit of $24,000. At March 31, 2026 and December 31, 2025, total unrecognized compensation expense for this equity incentive plan was $579,000 and $666,000, respectively, with a 1.6 and 1.9 year weighted average future recognition period, respectively.

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

A summary of non-vested restricted shares outstanding as of March 31, 2026 and December 31, 2025 and changes during the periods then ended is presented below:

	Three Months Ended March 31, 2026
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of period	74,800	$9.29
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at end of period	74,800	$9.29

	Year Ended December 31, 2025
Restricted stock:
Non-vested at beginning of year	112,200	$9.29
Granted	—	—
Vested	(37,400)	9.29
Forfeited	—	—
Non-vested at end of year	74,800	$9.29

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

On June 11, 2024, the Bank entered into and closed on an agreement with a single purchaser for the purchase and sale of four properties formerly owned and operated by the Bank, which included four branches (with an adjacent drive thru) and a parking lot, each adjacent to a sold branch, for an aggregate cash purchase price of $7.5 million. Concurrently with the sale-leaseback transaction, the Bank entered into an absolute net lease agreement with the purchaser under which the Bank will lease the properties for an initial term of 15 years with one renewal option of 15 years. The lease agreement includes a 2.5% annual rent escalation during the initial term and during the renewal term, if exercised. The sale-leaseback transaction resulted in a pre-tax gain of $2.5 million. Additionally, the Company recorded a $1.5 million finance lease liability related to this agreement representing the portion of the gain not eligible for immediate recognition. The Company's obligation under this operating lease expires in June 2039 and has future lease payments of $8.5 million as of March 31, 2026. Total lease expense for this operating lease was $134,000 and $131,000 for the three months ended March 31, 2026 and 2025, respectively.

The Company's obligation under an operating lease related to its leased ATMs expires in August 2030 and has future lease payments of $335,000 as of March 31, 2026. Total lease expense under this operating lease was $19,000 for the three months ended March 31, 2026 and 2025.

On October 3, 2025, a new lease agreement was signed for a branch not included in the sale-leaseback transaction which relocated to a larger space at the opposite end of the plaza where it operates. The lease agreement became effective as of the date the branch opened to the public, which was January 20, 2026. The Company's obligation under this operating lease expires in January 2046 and contains four renewal options of five years each. The base rent in year one of the lease agreement is $21.00 per square foot and increases by $1.00 per square foot for each of the first five years. Beginning on the commencement of the sixth year and annually thereafter (including during each renewal period), the base rent will increase by 2.5% annually. The Company's obligation under this operating lease has future lease payments of $1.7 million as of

March 31, 2026. Total lease expense was $14,000 and $10,000 for the three months ended March 31, 2026 and 2025, respectively.

The following tables summarize information related to the Company’s lease portfolio and other supplemental lease information as of and for the periods ended:

	March 31, 2026		December 31, 2025
	Operating	Finance	Operating	Finance
(Dollars in thousands)
ROU assets	$6,214	$—	$5,354	$—
Lease liabilities	6,214	1,437	5,354	1,452
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)	13.88	13.17	13.10	13.42
Weighted-average discount rate(1)	8.73%	8.12%	7.87%	8.12%

(1) A lease implicit rate or incremental borrowing rate is used based on information available at commencement date of lease.

	The three months ended March 31,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$73	$73
Principal payments on finance lease	15	14
ROU assets obtained in exchange for lease obligations:
Operating leases	934	—
Net operating lease cost	73	73
Finance lease cost:
Amortization of right-of-use assets	15	14
Interest on lease liabilities	24	24
Total lease cost	$112	$111

The total minimum lease payments due in future periods for lease agreements in effect at March 31, 2026 were as follows:

As of March 31, 2026	Future Minimum Lease Payments
(Dollars in thousands)	Operating	Finance
2026	$519	$161
2027	702	165
2028	719	169
2029	736	173
2030	722	177
2031	693	182
Thereafter	6,402	1,446
Total minimum lease payments	10,493	2,473
Less: interest	(4,279)	(1,036)
Total lease liability	$6,214	$1,437

11.
Other Comprehensive (Loss) Income

The Company reports certain items as “other comprehensive (loss) income” and reflects total accumulated other comprehensive loss (“AOCI”) in the consolidated financial statements for all periods containing elements of other comprehensive income or loss. The following table presents a reconciliation of the changes in the components of other comprehensive income or loss for the dates indicated, including the amount of income tax expense or benefit allocated to each component of other comprehensive income or loss:

	Three Months Ended March 31,
Reclassification Adjustments	2026	2025	Affected Line Item in Consolidated Statements of Loss
	(Dollars in thousands)
Net amortization of bond premiums	$114	$156	Interest on debt securities
Tax effect	(30)	(42)	Income tax expense (benefit)
	84	114	Net loss
Net interest expense on interest rate swaps	16	—	Interest expense on deposits
Tax effect	(4)	—	Income tax expense (benefit)
	12	—	Net loss
Total reclassification adjustments	$96	$114

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized (Losses) Gains on AFS Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	AOCI(1)
Balance at December 31, 2025	$(4,809)	$(30)	$(4,839)
Other comprehensive (loss) income before reclassification	(815)	4	(811)
Amounts reclassified from AOCI	84	12	96
Other comprehensive (loss) income	(731)	16	(715)
Balance at March 31, 2026	$(5,540)	$(14)	$(5,554)

Balance at December 31, 2024	$(7,013)	$(31)	$(7,044)
Other comprehensive loss before reclassification	(24)	(15)	(39)
Amounts reclassified from AOCI	114	—	114
Other comprehensive income (loss)	90	(15)	75
Balance at March 31, 2025	$(6,923)	$(46)	$(6,969)

(1)
All amounts are net of tax.

12.
Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of March 31, 2026, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank, as well capitalized under the regulatory framework, for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of March 31, 2026 and December 31, 2025, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of March 31, 2026 and December 31, 2025 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total Capital (to risk-weighted assets)	$55,183	15.77%	$28,000	8.00%	$35,000	10.00%	$36,750	10.50%
Tier 1 Capital (to risk-weighted assets)	51,505	14.72	21,000	6.00	28,000	8.00	29,750	8.50
Tier 1 Capital (to average assets)	51,505	8.67	23,761	4.00	29,701	5.00	23,761	4.00
Common Equity Tier 1 (to risk-weighted assets)	51,505	14.72	15,750	4.50	22,750	6.50	24,500	7.00

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total Capital (to risk-weighted assets)	$55,405	15.60%	$28,420	8.00%	$35,526	10.00%	$37,302	10.50%
Tier 1 Capital (to risk-weighted assets)	51,719	14.56	21,315	6.00	28,420	8.00	30,197	8.50
Tier 1 Capital (to average assets)	51,719	8.41	24,605	4.00	30,756	5.00	24,605	4.00
Common Equity Tier 1 (to risk-weighted assets)	51,719	14.56	15,987	4.50	23,092	6.50	24,868	7.00

13.
Treasury Stock

As of March 31, 2026 and December 31, 2025, the Company held a total of 610,663 shares in its treasury.

Common Stock Repurchases

On April 11, 2024, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to 507,707 shares of common stock, representing approximately 10% of shares then outstanding, which became effective on May 14, 2024. On December 12, 2024, the board of directors of the Company authorized additional stock repurchases, up to 228,858 shares of common stock, under this stock repurchase program. The additional repurchase authorization represents approximately 5% of pro forma outstanding shares assuming the repurchase of the remaining shares subject to the original authorization. The Company holds repurchased shares in its treasury. As of March 31, 2026, the Company has repurchased 494,379 shares under this stock repurchase program.

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

On July 12, 2024, the Company entered into a two-year interest rate contract that was designated as fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of its index-based brokered deposits included in savings deposits and its change in fair value attributable to the movement in the one-month SOFR. The carrying amount of the hedged liability located in “savings deposits" includes the savings account balance used to designate hedging relationships in which the hedged items are the stated amount of liabilities anticipated to be outstanding for the designated hedged period. The carrying amount of the savings deposit used in the hedged relationship was $21.9 million at March 31, 2026 and December 31, 2025. Under the "portfolio layer" approach, the Company designated a $10.0 million notional amount of portfolio liabilities that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer. At inception, this fair value hedge had a pay fixed rate of 4.33% and a received rate of 5.32% (3.66% as of March 31, 2026). The change in the fair value of the interest rate swap was reported in other comprehensive (loss) income and was subsequently reclassified into interest expense or income in the period that the hedged transaction affected earnings. The change in fair value for this derivative instrument for the three months ended March 31, 2026 and 2025 was $22,000 and $(21,000), respectively. For the three months ended March 31, 2026 and 2025, $17,000 and $-0- of interest expense was reclassified from AOCI into expense, respectively.

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

In June 2023, the Company entered into a three-year $25 million notional amount interest rate contract that was designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. On June 6, 2025, the Company terminated this pay fixed interest rate swap which resulted in a swap termination fee of $-0- due to the counterparty. Also, $336,000 of cash posted to the counterparty as collateral for this interest rate swap contract was returned to the Company. The Company terminated this interest rate swap as it was determined that this derivative was no longer meeting the aims of the Company’s interest rate risk management strategy as it was probable that the hedged forecasted transaction – the potential interest rate risk/variability in fair value of the residential loan portfolio attributable to the movement in one-month SOFR – would not occur by the end of the original maturity date of the hedging instrument. In November 2023, the Company entered into a second three-year $25 million notional amount interest rate contract that was also designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. On November 1, 2024, the Company terminated this second pay fixed interest rate swap which resulted in a swap termination fee of $398,000 due to the counterparty. The $398,000 fee was recorded as a residential mortgage loan basis adjustment and is included in 1-4 family residential loans as it is amortized over the remaining expected life of the original swap – 24 months. Also, $1.2 million of cash posted to the counterparty as collateral for this interest rate swap contract was returned to the Company. The Company terminated this interest rate swap as it was determined that this derivative was no longer meeting the aims of the Company’s interest rate risk management strategy as it was probable that the hedged forecasted transaction – the potential interest rate risk/variability in fair value of the residential loan portfolio attributable to the movement in one-month SOFR – would not occur by the end of the original maturity date of the hedging instrument. On June 23, 2025, the Company entered into an 18-month $25 million notional amount interest rate contract that was designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. At inception, this fair value hedge had a pay fixed rate of 3.78% and a receive rate of 4.31% (3.67% as of March 31, 2026). On September 10, 2025, the Company entered into a 12-month $25 million notional amount interest rate contract that was designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. At inception, this fair value hedge had a pay fixed rate of 3.62% and a receive rate of 4.37% (3.67% as of March 31, 2026).

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

As of March 31, 2026 and December 31, 2025, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Location in Consolidated Balance Sheets	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Total loans	$50,007	$50,096	$7	$96

The carrying amount of the hedged asset located in “total loans” includes the amortized cost basis of closed portfolios of fixed-rate residential loans used to designate hedging relationships in which the hedged items are the stated amount of assets anticipated to be outstanding for the designated hedged period. At March 31, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios of fixed-rate residential loans used in the hedging relationship was in excess of the carrying amount of the hedged asset. At March 31, 2026 and December 31, 2025, the cumulative basis adjustments associated with this hedging relationship was $7,000 and $96,000, respectively; and the notional amount of the designated hedged item was $50 million. Under the "portfolio layer" approach, the Company designated a notional amount of portfolio assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer.

The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of potential loss exposure. At March 31, 2026 and December 31, 2025, the Company’s fair value hedges had a remaining maturity of 0.49 and 0.73 years, respectively, an average pay fixed rate of 3.91% and an average received rate of 3.67% and 3.92%, respectively.

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

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Derivative Assets			Derivative Liabilities
	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
(Dollars in thousands)
March 31, 2026
Derivatives designated as hedging instruments:
Interest rate contracts - fair value hedge	$50,000		$—	$—	Other liabilities	$7
Interest rate contracts - cash flow hedge	10,000		—	—	Other liabilities	19
Total derivatives designated as hedging instruments	$60,000		$—	$—		$26

Derivatives not designated as hedging instruments:
Customer loan swaps	$4,448	Other assets	$24	$4,448	Other liabilities	$24

December 31, 2025
Derivatives designated as hedging instruments:
Interest rate contracts - fair value hedge	$50,000		$—	$—	Other liabilities	$96
Interest rate contracts - cash flow hedge	10,000		—	—	Other liabilities	41
Total derivatives designated as hedging instruments	$60,000		$—	$—		$137

Derivatives not designated as hedging instruments:
Customer loan swaps	$4,486	Other assets	$54	$4,486	Other liabilities	$54

Credit-risk-related Contingent Features

By entering into derivative transactions, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, and other monitoring procedures. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s board of directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. As of March 31, 2026 and December 31, 2025, the Company posted

$450,000 of cash to the counterparties as collateral on its interest rate swap contracts and customer loan swaps, which was presented within cash and due from banks on the consolidated balance sheets.

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

The following tables present the information about derivative positions that are eligible for offset in the consolidated balance sheets as of March 31, 2026 and December 31, 2025:

				Gross Amounts Not Offset
(Dollars in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments Pledged (Received)	Cash Collateral Pledged (Received) (1)	Net Amount
March 31, 2026
Derivative Assets:
Interest rate contract - fair value hedge (2)	$—	$—	$—	$—	$—	$—
Interest rate contract - cash flow hedge (2)	—	—	—	—	—	—
Customer loan swap - commercial customer (3)	24	—	24	—	24	—
Total	$24	$—	$24	$—	$24	$—

Derivative Liabilities:
Interest rate contract - fair value hedge (2)	$7	$—	$7	$—	$7	$—
Interest rate contract - cash flow hedge (2)	19	—	19	—	19	—
Customer loan swap - dealer bank (3)	24	—	24	—	—	24
Total	$50	$—	$50	$—	$26	$24
December 31, 2025
Derivative Assets:
Interest rate contract - fair value hedge (2)	$—	$—	$—	$—	$—	$—
Interest rate contract - cash flow hedge (2)	—	—	—	—	—	—
Customer loan swap - commercial customer (3)	54	—	54	—	54	—
Total	$54	$—	$54	$—	$54	$—

Derivative Liabilities:
Interest rate contract - fair value hedge (2)	$96	$—	$96	$—	$96	$—
Interest rate contract - cash flow hedge (2)	41	—	41	—	41	—
Customer loan swap - dealer bank (3)	54	—	54	—	—	54
Total	$191	$—	$191	$—	$137	$54

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at March 31, 2026 and December 31, 2025.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2026
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,444	$—	$1,444	$—
U.S Government agency small business administration pools guaranteed by the SBA	9,789	—	9,789	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	31,574	—	31,574	—
Residential mortgage-backed-securities	61,318	—	61,318	—
Municipal bonds	28,647	—	28,647	—
Corporate debt	4,169	—	4,169	—
Corporate subordinated debt	5,718	—	5,718	—
Other assets:
Mortgage servicing rights	251	—	—	251
Derivatives	24	—	24	—
Other Liabilities:
Derivatives	50	—	50	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2025
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,453	$—	$1,453	$—
U.S Government agency small business administration pools guaranteed by the SBA	10,573	—	10,573	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	34,742	—	34,742	—
Residential mortgage-backed securities	64,495	—	64,495	—
Municipal bonds	29,269	—	29,269	—
Corporate debt	6,177	—	6,177	—
Corporate subordinated debt	5,697	—	5,697	—
Other assets:
Mortgage servicing rights	257	—	—	257
Derivatives	54	—	54	—
Other liabilities:
Derivatives	191	—	191	—

For the three months ended March 31, 2026 and 2025, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2026	$257
Included in net loss	(6)
Balance as of March 31, 2026	$251
Total unrealized net gains (losses) included in net loss related to assets still held as of March 31, 2026	$—

Balance as of January 1, 2025	$305
Included in net loss	(13)
Balance as of March 31, 2025	$292
Total unrealized net gains (losses) included in net loss related to assets still held as of March 31, 2025	$—

(1)
Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income in the Company’s consolidated statements of loss.

For Level 3 assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2026
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	4.96% - 28.39%	9.85%	$251
		Discount Rate	9.625% - 9.625%	9.63%
		Delinquency Rate	2.39% - 3.16%	2.52%
		Default Rate	0.16% - 0.16%	0.16%

	December 31, 2025
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	4.75% - 29.19%	9.83%	$257
		Discount Rate	9.500% - 9.500%	9.50%
		Delinquency Rate	2.17% - 2.57%	2.24%
		Default Rate	0.16% - 0.20%	0.17%
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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At March 31, 2026 and December 31, 2025, there were no assets or liabilities measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at March 31, 2026 or December 31, 2025.

ASC Topic 825,“Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At March 31, 2026 and December 31, 2025, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at March 31, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Financial Assets:
Cash and due from banks	$12,788	$12,788	$12,788	$—	$—
Federal Home Loan Bank stock	2,454	2,454	—	2,454	—
Bank-owned life insurance	4,895	4,895	—	4,895	—
Loans, net	414,959	386,570	—	—	386,570
Accrued interest receivable	2,181	2,181	2,181	—	—
Financial Liabilities:
Deposits	$458,997	$458,895	$329,117	$129,778	$—
Advances from Federal Home Loan Bank	52,308	52,041	—	52,041	—
Mortgagors’ tax escrow	2,005	2,005	—	2,005	—
Accrued interest payable	399	399	399	—	—
December 31, 2025
Financial Assets:
Cash and due from banks	$13,414	$13,414	$13,414	$—	$—
Federal Home Loan Bank stock	2,431	2,431	—	2,431	—
Bank-owned life insurance	4,875	4,875	—	4,875	—
Loans, net	416,047	387,121	—	—	387,121
Accrued interest receivable	2,108	2,108	2,108	—	—
Financial Liabilities:
Deposits	$470,773	$470,841	$318,884	$151,957	$—
Advances from Federal Home Loan Bank	52,308	52,182	—	52,182	—
Mortgagors’ tax escrow	811	811	—	811	—
Accrued interest payable	484	484	484	—	—
16.
Subsequent Events

On May 4, 2026, the Company and Cambridge Financial Group, Inc. (“Cambridge Financial”), the mutual holding company of Cambridge Savings Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with Cambridge Financial, with Cambridge Financial as the surviving corporation (the “Merger”). Immediately following the Merger, First Seacoast Bank will merge with Cambridge Savings Bank, with Cambridge Savings Bank as the surviving institution. Under the terms of the Merger Agreement, each share of Company common stock outstanding immediately before the effective time of the Merger will be converted into the right to receive $17.25 in cash, without interest. The Merger is subject to customary closing conditions, including regulatory approval and Company stockholder approval. Closing is expected to occur in the third quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at March 31, 2026 and consolidated results of operations for the three months ended March 31, 2026 and 2025. It should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report and with the Company’s audited consolidated financial statements and accompanying notes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 20, 2026 with the Securities and Exchange Commission (the "SEC") and as amended by the Form 10-K/A filed with the SEC on April 30, 2026. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Our critical accounting policies involve the calculation of the allowance for credit losses ("ACL") and the measurement of the fair value of financial instruments. A detailed description of these critical accounting policies can be found in Note 2 of the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Comparison of Financial Condition at March 31, 2026 (unaudited) and December 31, 2025

Total Assets. Total assets were $588.8 million as of March 31, 2026, a decrease of $10.5 million, or 1.8%, compared to total assets of $599.3 million at December 31, 2025. The decrease was due primarily to a $1.1 million decrease in net loans and a $9.7 million decrease in securities available-for-sale.

Cash and Due From Banks. Cash and due from banks decreased $626,000, or 4.7%, to $12.8 million at March 31, 2026 from $13.4 million at December 31, 2025. This decrease primarily resulted from an $11.8 million decrease in total deposits offset by a $1.1 million decrease in net loans and a $9.7 million decrease in securities available-for-sale and a $1.2 million increase in mortgagors' tax escrow during the three months ended March 31, 2026.

Available-for-Sale Securities. Available-for-sale securities decreased by $9.7 million, or 6.4%, to $142.7 million at March 31, 2026 from $152.4 million at December 31, 2025. This decrease was due primarily to a $1.0 million increase in net unrealized losses within the portfolio and proceeds from maturities and principal payments totaling $8.6 million during the three months ended March 31, 2026. Management believes that the unrealized losses within the portfolio are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore we recorded no allowance for credit losses on available-for-sale debt securities as of March 31, 2026.

The following table sets forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of March 31, 2026
	One Year or Less		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
(Dollars in thousands)
U.S. Government sponsored enterprise obligations	$—	—	$1,609	1.21%	$—	—	$—	—	$1,609	1.21%
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	3,375	5.00%	7,080	4.39%	10,455	4.59%
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	—	—	738	1.63%	1,011	4.59%	30,008	5.59%	31,757	5.46%
Residential mortgage-backed securities	—	—	634	3.47%	—	—	63,275	4.45%	63,909	4.44%
Municipal bonds	—	—	—	—	1,601	2.84%	30,852	2.53%	32,453	2.55%
Corporate debt	3,684	4.01%	500	7.00%	—	—	—	—	4,184	4.37%
Corporate subordinated debt	—	—	1,936	10.08%	3,938	4.49%	—	—	5,874	6.33%
	$3,684	4.01%	$5,417	5.24%	$9,925	4.41%	$131,215	4.25%	$150,241	4.29%

Net Loans. Net loans decreased $1.1 million, or 0.3%, to $415.0 million at March 31, 2026 from $416.0 million at December 31, 2025. During the three months ended March 31, 2026, we collected $1.5 million of loan principal payments, net of loan originations, and purchased $297,000 of consumer loans secured by manufactured housing properties. As of March 31, 2026 and December 31, 2025, the portfolio of purchased loans had an outstanding principal balance of $38.3 million and $37.0 million, respectively, and such loans were performing in accordance with their original repayment terms.

One- to four-family residential mortgage loans decreased $2.4 million, or 0.9%, to $262.8 million at March 31, 2026 from $265.2 million at December 31, 2025. Commercial real estate mortgage loans increased $211,000, or 0.3%, to $80.8 million at March 31, 2026 from $80.6 million at December 31, 2025. Multi-family loans decreased $67,000, or 1.4%, to $4.8 million at March 31, 2026 and December 31, 2025. Commercial and industrial loans decreased $1.3 million, or 5.6%, to $21.3 million at March 31, 2026 from $22.5 million at December 31, 2025. Acquisition, development, and land loans increased $1.6 million, or 12.2%, to $14.4 million at March 31, 2026 from $12.9 million at December 31, 2025. Home equity loans and lines of credit increased $1.1 million, or 5.4%, to $21.8 million at March 31, 2026 from $20.7 million at December 31, 2025. Consumer loans decreased $222,000, or 1.7%, to $12.5 million at March 31, 2026 from $12.7 million at December 31, 2025.

Our strategy to grow the balance sheet continues to be through originations and, to a lesser extent, purchases of commercial loan participations, one- to four-family residential mortgage loans and consumer loans secured by manufactured housing properties, while also diversifying into higher yielding commercial real estate mortgage loans and commercial and industrial loans, to improve net interest margin and manage interest rate risk. We also continue to sell selected, conforming 15-year and 30-year residential fixed rate mortgage loans to the secondary market on a servicing retained basis as market conditions allow, providing us a recurring source of revenue from loan servicing income and gains on the sale of such loans.

Our ACL on loans was $3.4 million at March 31, 2026 and December 31, 2025 based upon ASU 2016-13 and its credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost, including loans, to be presented at the net amount expected to be collected, through an ACL that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires the measurement of all expected credit losses for loans held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, the ASU requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied at prior reporting dates are still permitted, though the inputs to those techniques have changed to reflect the full amount of expected credit losses. We have selected the Weighted Average Remaining Maturity Model (“WARM” or "CECL model"), for the loss calculation of each of our loan pools utilizing a third-party software application. The WARM uses a quarterly loss rate and future expectations of loan balances to calculate an ACL. A loss rate is applied to pool balances over time.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses. As of March 31, 2026 and December 31, 2025, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was estimated not to exceed $110.0 million, or 24.0% of total deposits, and $107.7 million, or 22.9% of total deposits, respectively.

For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we offer the CDARS® program, which allows us to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance coverage. We receive a like amount of deposits from other participating financial institutions. In addition, we offer the ICS™ program, an insured deposit “sweep” program for demand deposits which is a product offered by IntraFi Network, LLC, which is also the provider of the CDARS® program. Similarly to the certificates of deposit’s discussed above, we receive a like amount of deposits from other financial institutions and all customer deposits are insured by the FDIC. These “reciprocal” CDARS® and ICS deposits are classified as “brokered” deposits in regulatory reports and "core" deposits in our consolidated balance sheet. At March 31, 2026 our “reciprocal” CDARS® and ICS deposits were $-0- and $11.6 million, respectively. At December 31, 2025, our “reciprocal” CDARS® and ICS deposits were $-0- and $9.1 million, respectively.

Deposits decreased $11.8 million to $459.0 million at March 31, 2026 from $470.8 million at December 31, 2025 primarily as a result of a $16.3 million decrease in retail deposits offset by a $4.5 million increase in commercial deposits. Core deposits (defined as deposits other than time deposits, including CDARS® and ICS deposits) increased $10.3 million, or 3.2%, to $329.1 million at March 31, 2026 from $318.8 million at December 31, 2025. As of March 31, 2026, savings deposits decreased $180,000, money market deposits increased $3.4 million, NOW and demand deposits increased $7.1 million and time deposits decreased $22.0 million. There were $58.7 million and $69.1 million of brokered deposits included in time deposits at March 31, 2026 and December 31, 2025, respectively, and $21.9 million of brokered deposits included in savings deposits. The purchase of brokered deposits offered a lower cost alternative to advances of similar duration from the Federal Home Loan Bank. Deposits from related parties totaled $11.0 million and $10.9 million at March 31, 2026 and December 31, 2025, respectively.

Borrowings. Total borrowings from the FHLB was $52.3 million at March 31, 2026 and December 31, 2025.

Total Stockholders’ Equity. Total stockholders’ equity decreased $937,000, or 1.5%, to $62.6 million at March 31, 2026 from $63.5 million at December 31, 2025. This decrease was due primarily to a net loss of $508,000 for the three months ended March 31, 2026 and $715,000 other comprehensive loss related to net changes in unrealized holding losses in the available-for-sale securities portfolio as a result of decreases in market interest rates during the three months ended March 31, 2026, partially offset by the recognition of $286,000 of previously unearned compensation.

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

Non-performing loans were $412,000 and $478,000 at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, non-performing loans consist of a residential mortgage loan and a consumer loan secured by a manufactured housing property. The non-performing residential mortgage loan with an outstanding balance of $295,000 was destroyed by a fire. Our outstanding residential mortgage loan balance is expected to be paid with insurance proceeds. The non-performing consumer loan secured by a manufactured housing property with an outstanding balance of $117,000 and an estimated market value of $140,000 is with a deceased borrower. The property is expected to be sold and outstanding balances paid. At March 31, 2026 and December 31, 2025, we had no foreclosed assets.

Comparison of Operating Results for the Three Months Ended March 31, 2026 and March 31, 2025

Net Loss. Net loss was $508,000 for the three months ended March 31, 2026, compared to a net loss of $603,000 for the three months ended March 31, 2025, a decrease of $95,000, or 15.8%. The decrease was due primarily to an increase in net interest and dividend income after release of credit losses of $343,000 and an increase in total non-interest income of $61,000 offset by an increase in income tax expense of $302,000 during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Interest and Dividend Income. Total interest and dividend income increased $35,000, or 0.5%, to $6.5 million for the three months ended March 31, 2026 compared to $6.4 million for the three months ended March 31, 2025. This increase was due to a $199,000 increase in interest and dividend income on investments offset by a $164,000 decrease in interest and fees on loans.

Average interest-earning assets increased $3.7 million, to $574.7 million for the three months ended March 31, 2026 from $571.0 million for the three months ended March 31, 2025. The weighted average annualized yield on interest earning-assets decreased to 4.50% for the three months ended March 31, 2026 from 4.51% for the three months ended March 31, 2025. The weighted average annualized yield for the loan portfolio increased to 4.66% for the three months ended March 31, 2026 from 4.57% for the three months ended March 31, 2025 due primarily to an increase in market loan interest rates. The weighted average annualized yield for all other interest-earning assets decreased to 4.09% for the three months ended March 31, 2026 from 4.28% for the three months ended March 31, 2025 due primarily to a decrease in market investment interest rates.

Interest Expense. Total interest expense decreased $300,000, or 9.2%, to $3.0 million for the three months ended March 31, 2026 from $3.3 million for the three months ended March 31, 2025. Interest expense on deposits decreased $255,000, or 9.8%, to $2.3 million for the three months ended March 31, 2026 from $2.6 million for the three months ended March 31, 2025. The average balance of interest-bearing deposits decreased $992,000, or 0.3%, to $391.4 million for the three months ended March 31, 2026 from $392.4 million for the three months ended March 31, 2025 primarily as a result of a decrease in the average balances of money market deposits, savings deposits and time deposits offset by an increase in the average balances of NOW and demand deposits. The weighted average annualized rate of interest-bearing deposits decreased to 2.39% for the three months ended March 31, 2026 from 2.65% for the three months ended March 31, 2025 primarily as a result of a decrease in market interest rates.

Interest expense on borrowings decreased $45,000, or 6.9%, to $609,000 for the three months ended March 31, 2026 from $654,000 for the three months ended March 31, 2025. The average balance of borrowings decreased $3.2 million, or 5.6%, to $53.8 million for the three months ended March 31, 2026 from $57.0 million for the three months ended March 31, 2025. The weighted average annualized rate of borrowings decreased to 4.53% for the three months ended March 31, 2026 from 4.59% for the three months ended March 31, 2025 as a result of a decrease in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income increased $335,000, or 10.5%, to $3.5 million for the three months ended March 31, 2026 from $3.2 million for the three months ended March 31, 2025. This increase was due to an increase of $3.7 million, or 0.6%, in the average balance of interest-earning assets, consisting primarily of an increase in the average balance of taxable debt securities offset by a decrease in the average balance of interest-earning loans, during the three months ended March 31, 2026 and a $4.1 million, or 0.9%, decrease in the average balance of interest-bearing liabilities, consisting of decreases in the average balances of interest-bearing deposits and borrowings. Annualized net interest margin increased to 2.45% for the three months ended March 31, 2026 from 2.23% for the three months ended March 31, 2025 due primarily to an increase in net interest income.

Release of Credit Losses. Based on management’s analysis of the ACL, an $(8,000) release of credit losses was recorded for the three months ended March 31, 2026, compared to a $-0- release of credit losses for the three months ended March 31, 2025. The release of credit losses for the three months ended March 31, 2026 consisted of $-0- provision for credit losses on loans and an $(8,000) release of credit losses on off-balance sheet credit exposures. The release of credit losses for the three months ended March 31, 2025 consisted of $30,000 provision for credit losses on loans and a $(30,000) release of credit losses on off-balance sheet credit exposures.

Non-Interest Income. Non-interest income increased $61,000, or 17.4%, to $412,000 for the three months ended March 31, 2026 compared to $351,000 for the three months ended March 31, 2025. The increase in non-interest income during the three months ended March 31, 2026 was due primarily to an increase in customer service fees.

Non-Interest Expense. Non-interest expense increased $7,000, or 0.2%, to $4.2 million for the three months ended March 31, 2026 and March 31, 2025. The increase was primarily due to a $73,000 increase in salaries and employee benefits and a $57,000 increase in occupancy expense offset by a $19,000 decrease in director compensation, a $28,000 decrease in employee travel and education expenses and a $55,000 decrease in professional fees and assessment. The increase in salaries and employee benefits was due to normal salary increases.

Income Taxes. Income tax expense increased $302,000 to an income tax expense of $273,000 for the three months ended March 31, 2026 from an income tax benefit of $(29,000) for the three months ended March 31, 2025. The effective tax rate was (116.2)% and 4.6% for the three months ended March 31, 2026 and 2025, respectively. Loss before income tax expense (benefit) was $(235,000) for the three months ended March 31, 2026 as compared to $(632,000) for the three months ended March 31, 2025. The income tax expense and effective tax rate for the three months ended March 31, 2026 was greater than statutory federal and state rates due primarily to a $392,000 increase in the deferred tax asset valuation allowance during the three months ended March 31, 2026. The income tax benefit and effective tax rate for the three months ended March 31, 2025 was less than statutory federal and state rates due primarily to a $120,000 increase in the deferred tax asset valuation allowance during the three months ended March 31, 2025. Net deferred tax assets of $7.1 million and $7.0 million as of March 31, 2026 and 2025, respectively, were reduced by a 100% valuation allowance because management believes that it is more likely than not that the benefit of these deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income. The valuation allowance for these net deferred tax assets may be adjusted in the future if estimates of taxable income during the carryforward period are increased.

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

	For the Three Months Ended March 31,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$415,803	$4,844	4.66%	$437,919	$5,008	4.57%
Taxable debt securities	122,011	1,337	4.38%	96,693	1,127	4.66%
Non-taxable debt securities	27,819	200	2.88%	27,506	198	2.88%
Interest-bearing deposits with other banks	6,575	45	2.73%	6,333	49	3.10%
Federal Home Loan Bank stock	2,489	41	6.59%	2,577	50	7.76%
Total interest-earning assets	574,697	6,467	4.50%	571,028	6,432	4.51%
Non-interest-earning assets	15,535			15,884
Total assets	$590,232			$586,912
Interest-bearing liabilities:
NOW and demand deposits	$101,738	$201	0.79%	$96,149	$134	0.56%
Money market deposits	67,067	373	2.23%	70,668	492	2.77%
Savings deposits	83,537	458	2.19%	85,798	553	2.57%
Time deposits	139,069	1,310	3.77%	139,788	1,418	4.06%
Total interest-bearing deposits	391,411	2,342	2.39%	392,403	2,597	2.65%
Borrowings	53,795	609	4.53%	57,008	654	4.59%
Other	1,535	2	0.52%	1,461	2	0.55%
Total interest-bearing liabilities	446,741	2,953	2.64%	450,872	3,253	2.89%
Non-interest-bearing deposits	67,225			61,699
Other non-interest-bearing liabilities	11,923			11,963
Total liabilities	525,889			524,534
Total stockholders' equity	64,343			62,378
Total liabilities and stockholders' equity	$590,232			$586,912
Net interest income		$3,514			$3,179
Net interest rate spread (1)			1.86%			1.62%
Net interest-earning assets (2)	$127,956			$120,156
Net interest margin (3)			2.45%			2.23%
Average interest-earning assets to interest-bearing liabilities	128.64%			126.65%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

(4) Net deferred fee expense included in loan interest totaled $(122,000) and $(141,000) for the three months ended March 31, 2026 and 2025, respectively.

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

	Three Months Ended March 31, 2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$(256)	$92	$(164)
Taxable debt securities	280	(70)	210
Non-taxable debt securities	2	—	2
Interest-bearing deposits with other banks	2	(6)	(4)
Federal Home Loan Bank stock	(2)	(7)	(9)
Total interest-earning assets	26	9	35
Interest-bearing liabilities:
NOW and demand deposits	8	59	67
Money market deposits	(25)	(94)	(119)
Savings deposits	(15)	(80)	(95)
Time deposits	(7)	(101)	(108)
Total interest-bearing deposits	(39)	(216)	(255)
Borrowings	(37)	(8)	(45)
Total interest-bearing liabilities	(76)	(224)	(300)
Change in net interest income	$102	$233	$335

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. As of March 31, 2026 and December 31, 2025, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was an estimated value not exceeding $110.0 million, or 24.0% of total deposits, and $107.7 million, or 22.9% of total deposits, respectively. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the FHLB and FRB as supplemental sources of funds. At March 31, 2026 and December 31, 2025, we had $52.3 million outstanding in advances from the FHLB and the ability to borrow an additional $94.4 million and $96.6 million, respectively.

At March 31, 2026 and December 31, 2025, the Bank had an overnight line of credit with the FHLB for up to $3.0 million. The Bank has a secured credit facility with the FRB – BIC Program. The Bank’s unused available borrowing capacity at the FRB was $37.3 million and $34.1 million at March 31, 2026 and December 31, 2025, respectively. Additionally, at March 31, 2026 and December 31, 2025, the Bank had a $2.0 million unsecured Fed Funds borrowing line of credit with a correspondent bank. At March 31, 2026 and December 31, 2025, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $547,000 and $573,000 for the three months ended March 31, 2026 and 2025, respectively. Net cash provided (used) by investing activities, which consists primarily of loan principal collections, net of disbursements for loan originations, and proceeds from the sale, maturity and principal payments on securities available-for-sale, net of securities available-for-sale purchases, was $9.4 million and $(13.3) million for the three months ended March 31, 2026 and 2025, respectively. Net cash (used) provided by financing activities, consisting primarily of activity in deposit accounts and FHLB advances offset by treasury stock purchases, was $(10.6) million and $11.8 million for the three months ended March 31, 2026 and 2025, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of March 31, 2026. Our current strategy is to increase core deposits and utilize FHLB advances, as well as brokered deposits, to fund loan growth.

First Seacoast Bancorp, Inc. is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At March 31, 2026, the Company (on an unconsolidated basis) had liquid assets of $16.5 million.

At March 31, 2026, First Seacoast Bank exceeded all its regulatory capital requirements. See Note 12 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

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

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology, while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100, 200 and 300 basis points from current market rates. Note that as a standard, we discontinue sensitivity analysis for any environment that will cause Fed Funds to fall below 0%. These shock scenarios will be reinstituted at such time when the Fed Funds rate exceeds appropriate levels.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of March 31, 2026 and December 31, 2025:

As of March 31, 2026:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$49,664	$(36,336)	(42.3)%	10.2%	$(509)
300 bp	58,918	(27,082)	(31.5)	11.6	(362)
200 bp	68,382	(17,618)	(20.5)	13.0	(223)
100 bp	78,120	(7,880)	(9.2)	14.3	(92)
0	86,000	—	—	15.2	—
(100) bp	92,139	6,139	7.1	15.8	58
(200) bp	94,500	8,500	9.9	15.8	56
(300) bp	93,922	7,922	9.2	15.3	8

As of December 31, 2025:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$43,504	$(38,040)	(46.6)%	8.8%	$(545)
300 bp	53,120	(28,424)	(34.9)	10.3	(389)
200 bp	62,978	(18,566)	(22.8)	11.8	(242)
100 bp	73,209	(8,335)	(10.2)	13.2	(100)
0	81,544	—	—	14.2	—
(100) bp	87,157	5,613	6.9	14.7	52
(200) bp	89,450	7,906	9.7	14.7	52
(300) bp	89,024	7,480	9.2	14.3	10
(400) bp	81,076	(468)	(0.6)	12.9	(133)

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

The percent changes to NPV in the +200, +300 and +400 bp changes in interest rates was -20.5%, -31.5% and -42.3%, respectively, at March 31, 2026 versus policy limits of -20.0%, -30.0% and -40.0%, respectively. These percent changes were due primarily to the continued migration of deposits during the three months ended March 31, 2026 from less interest-sensitive products such as NOW and demand deposits to products with greater interest rate sensitivity, i.e., money market and time deposits. The percent changes to NPV in the +100, +200, +300 and +400 bp changes in interest rates was -10.2%, -22.8%, -34.9% and -46.6%, respectively, at December 31, 2025 versus policy limits of -10.0%, -20.0%, -30.0% and -40.0%, respectively. These percent changes were due primarily to the migration of deposits during 2025 and 2024 from less interest-sensitive products such as NOW and interest-bearing demand deposits to products with greater interest rate sensitivity, i.e., money market deposits and time deposits. We monitor our exposure to movements in interest rates regularly and discuss the implementation of strategies we believe will mitigate the negative impact of such movements.

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity will decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of March 31, 2026 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 20.5% decrease in economic value of equity which was above the policy limit of 20%. At the same date, our analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Company would experience a 9.9% increase in the economic value of equity.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of March 31, 2026, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended March 31, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At March 31, 2026, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable, as First Seacoast Bancorp, Inc. is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company's outstanding shares of common stock during the quarter ended March 31, 2026. On April 11, 2024, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to 507,707 shares of common stock, representing approximately 10% of shares then outstanding, which became effective on May 14, 2024. On December 12, 2024, the board of directors of the Company authorized additional stock repurchases, up to 228,858 shares of common stock, under this stock repurchase program. The additional repurchase authorization represents approximately 5% of pro forma outstanding shares assuming the repurchase of the remaining shares subject to the original authorization. The Company conducts repurchases through open market purchases, including by means of a trading plan adopted under SEC Rule 10b5-1, or in privately negotiated transactions, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The program will expire 12 months after the effective date, regardless of whether all shares will have been repurchased. On February 7, 2025, the expiration date of the program was extended to December 3, 2025. On September 19, 2025, the expiration date of the program was extended to June 3, 2026. The Company discontinued the program on April 22, 2026. The Company holds repurchased shares in its treasury. As of March 31, 2026, the Company has repurchased 494,379 shares under this stock repurchase program.

There were no sales of unregistered securities during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended March 31, 2026, formatted in Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP, INC.

Date: May 15, 2026	/s/ James R. Brannen
James R. Brannen
Chief Executive Officer

Date: May 15, 2026	/s/ Richard M. Donovan
Richard M. Donovan
President and Chief Financial Officer