Form 10-Q
period 2026-06-30
First Seacoast Bancorp, Inc.
filed 2026-08-07
CIK 1943802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, there were 4,704,425 outstanding shares of the Registrant's common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Balance Sheets

(Dollars in thousands)	(Unaudited) June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$5,496	$13,414
Securities available-for-sale, at fair value	133,783	152,406
Federal Home Loan Bank stock	2,051	2,431
Total loans	421,864	419,474
Less: allowance for credit losses on loans	(3,428)	(3,427)
Net loans	418,436	416,047
Land, building and equipment, net	784	589
Bank-owned life insurance	4,918	4,875
Accrued interest receivable	2,069	2,108
Other assets	8,578	7,425
Total assets	$576,115	$599,295
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits	$72,024	$69,693
Interest bearing deposits	382,176	401,080
Total deposits	454,200	470,773
Advances from Federal Home Loan Bank	44,844	52,308
Mortgagors’ tax escrow	574	811
Deferred compensation liability	2,833	2,667
Other liabilities	9,854	9,189
Total liabilities	512,305	535,748
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 5,304,812 issued; 4,689,258 and 4,694,149 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	53	53
Additional paid-in capital	54,787	54,517
Retained earnings	23,980	24,239
Accumulated other comprehensive loss	(4,840)	(4,839)
Treasury stock, at cost: 612,221 and 610,663 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	(6,086)	(6,066)
Unearned stock compensation	(4,084)	(4,357)
Total stockholders' equity	63,810	63,547
Total liabilities and stockholders' equity	$576,115	$599,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Interest and dividend income:
Interest and fees on loans	$4,908	$5,154	$9,752	$10,162
Interest on debt securities:
Taxable	1,275	1,321	2,657	2,497
Non-taxable	200	199	400	397
Total interest on debt securities	1,475	1,520	3,057	2,894
Dividends	36	49	77	99
Total interest and dividend income	6,419	6,723	12,886	13,155
Interest expense:
Interest on deposits	2,217	2,598	4,561	5,197
Interest on borrowings	518	697	1,127	1,351
Total interest expense	2,735	3,295	5,688	6,548
Net interest and dividend income	3,684	3,428	7,198	6,607
(Release) provision for credit losses	(6)	47	(14)	47
Net interest and dividend income after (release) provision for credit losses	3,690	3,381	7,212	6,560
Non-interest income:
Customer service fees	276	295	525	482
Gain on sale of loans	—	5	—	9
Income from bank-owned life insurance	23	22	43	43
Loan servicing fee income	24	8	36	14
Investment services fees	122	103	241	225
Other income	10	18	22	29
Total non-interest income	455	451	867	802
Non-interest expense:
Salaries and employee benefits	2,309	2,252	4,582	4,452
Equity compensation	189	237	426	469
Director compensation	171	136	231	215
Occupancy expense	390	408	759	720
Equipment expense	75	72	151	144
Marketing	55	85	127	171
Data processing	355	438	747	826
Deposit insurance fees	77	98	178	202
Professional fees and assessments	172	269	454	606
Debit card fees	45	46	77	88
Employee travel and education expenses	31	50	58	105
Other expense	254	274	502	529
Total non-interest expense	4,123	4,365	8,292	8,527
Income (loss) before income tax (benefit) expense	22	(533)	(213)	(1,165)
Income tax (benefit) expense	(227)	12	46	(17)
Net income (loss)	$249	$(545)	$(259)	$(1,148)

Income (loss) per share:
Basic	$0.06	$(0.13)	$(0.06)	$(0.27)
Diluted	$0.05	$(0.13)	$(0.06)	$(0.27)
Weighted Average Shares:
Basic	4,287,798	4,259,134	4,286,606	4,275,985
Diluted (1)	4,625,177	4,259,134	4,286,606	4,275,985

(1) Not adjusted for potentially dilutive shares for periods where a net loss was recognized. The six months ended June 30, 2026 excludes 359,894 of stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented. The three and six months ended June 30, 2025 excludes 447,006 and 451,344, respectively, of stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income (loss)	$249	$(545)	$(259)	$(1,148)
Other comprehensive income (loss), net of income taxes:
Securities available-for-sale:
Unrealized holding gains (losses) on securities available-for-sale arising during the period, net of income taxes of $242, $-0-, $(58) and $(9), respectively	656	1	(159)	(23)
Reclassification adjustment for net amortization of bond premiums included in net income (loss), net of income taxes of $17, $36, $47 and $78, respectively	45	98	129	212
Total unrealized gain (loss) on securities available-for-sale	701	99	(30)	189
Derivatives:
Change in interest rate swaps, net of income taxes of $-0-, $2, $1 and $(3), respectively	—	6	4	(9)
Reclassification adjustment for net interest expense on swaps included in net income (loss), net of income taxes of $5, $-0-, $9 and $-0-, respectively	13	—	25	—
Total change in interest rate swaps	13	6	29	(9)
Other comprehensive income (loss)	714	105	(1)	180
Comprehensive income (loss)	$963	$(440)	$(260)	$(968)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned Stock Compensation	Total Stockholders' Equity
Balance March 31, 2026	4,694,149	$53	$54,678	$23,731	$(5,554)	$(6,066)	$(4,232)	$62,610
Net income	—	—	—	249	—	—	—	249
Other comprehensive income	—	—	—	—	714	—	—	714
Treasury stock activity	(1,558)	—	—	—	—	(20)	—	(20)
Excise tax on stock repurchases	—	—	10	—	—	—	—	10
Forfeiture of stock compensation	(3,333)	—	(31)	—	—	—	31	—
Amortization of unearned stock compensation	—	—	111	—	—	—	78	189
ESOP shares earned - 3,839 shares	—	—	19	—	—	—	39	58
Balance June 30, 2026	4,689,258	$53	$54,787	$23,980	$(4,840)	$(6,086)	$(4,084)	$63,810

Balance December 31, 2025	4,694,149	$53	$54,517	$24,239	$(4,839)	$(6,066)	$(4,357)	$63,547
Net loss	—	—	—	(259)	—	—	—	(259)
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Treasury stock activity	(1,558)	—	—	—	—	(20)	—	(20)
Excise tax on stock repurchases	—	—	10	—	—	—	—	10
Forfeiture of stock compensation	(3,333)	—	(31)	—	—	—	31	—
Amortization of unearned stock compensation	—	—	261	—	—	—	165	426
ESOP shares earned - 3,839 shares	—	—	30	—	—	—	77	107
Balance June 30, 2026	4,689,258	$53	$54,787	$23,980	$(4,840)	$(6,086)	$(4,084)	$63,810

Balance March 31, 2025	4,730,753	$53	$54,053	$24,481	$(6,969)	$(5,659)	$(4,733)	$61,226
Net loss	—	—	—	(545)	—	—	—	(545)
Other comprehensive income	—	—	—	—	105	—	—	105
Treasury stock activity	(23,940)	—	—	—	—	(262)	—	(262)
Excise tax on stock repurchases	—	—	(3)	—	—	—	—	(3)
Amortization of unearned stock compensation	—	—	151	—	—	—	86	237
ESOP shares earned - 3,839 shares	—	—	4	—	—	—	39	43
Balance June 30, 2025	4,706,813	$53	$54,205	$23,936	$(6,864)	$(5,921)	$(4,608)	$60,801

Balance December 31, 2024	4,785,569	$53	$53,900	$25,084	$(7,044)	$(5,085)	$(4,858)	$62,050
Net loss	—	—	—	(1,148)	—	—	—	(1,148)
Other comprehensive income	—	—	—	—	180	—	—	180
Treasury stock activity	(78,756)	—	—	—	—	(836)	—	(836)
Excise tax on stock repurchases	—	—	2	—	—	—	—	2
Amortization of unearned stock compensation	—	—	297	—	—	—	172	469
ESOP shares earned - 7,678 shares	—	—	6	—	—	—	78	84
Balance June 30, 2025	4,706,813	$53	$54,205	$23,936	$(6,864)	$(5,921)	$(4,608)	$60,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SEACOAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(259)	$(1,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
ESOP expense	107	84
Stock-based compensation	426	469
Depreciation and amortization	167	160
Net amortization of bond premium	176	290
(Release) provision for credit losses	(14)	47
Gain on sale of loans	—	(9)
Proceeds from loans sold	—	778
Origination of loans sold	—	(769)
Increase in bank-owned life insurance	(43)	(43)
Decrease (increase) in deferred costs on loans	101	(70)
Deferred tax benefit	(5)	(64)
Decrease (increase) in accrued interest receivable	39	(51)
(Increase) decrease in other assets	(1,274)	149
Increase in deferred compensation liability	166	170
Increase in other liabilities	758	429
Net cash provided by operating activities	345	422
Cash flows from investing activities:
Proceeds from sales, maturities and principal payments received on securities available-for-sale	18,403	7,609
Purchase of securities available-for-sale	—	(31,706)
Purchase of property and equipment	(346)	(34)
Loan purchases	(297)	(3,318)
Loan originations and principal collections, net	(2,079)	2,961
Net redemption (purchases) of Federal Home Loan Bank stock	380	(179)
Net cash provided (used) by investing activities	16,061	(24,667)
Cash flows from financing activities:
Net increase (decrease) in NOW, demand deposits, money market and savings accounts	6,615	(8,653)
Net (decrease) increase in time deposits	(23,188)	26,709
Decrease in mortgagors’ escrow accounts	(237)	(20)
Principal payments on finance lease	(31)	(28)
Treasury stock purchases	(20)	(836)
Net proceeds from short-term FHLB advances	17,060	7,205
Proceeds from long-term FHLB advances	476	—
Payments on long-term FHLB advances	(25,000)	(520)
Net cash (used) provided by financing activities	(24,324)	23,857
Net change in cash and cash equivalents	(7,918)	(388)
Cash and cash equivalents at beginning of period	13,414	7,100
Cash and cash equivalents at end of period	$5,496	$6,712

Supplemental disclosure of cash flow information:
Cash activities:
Cash paid for interest	$5,882	$6,529
Cash paid for income taxes	65	35
Noncash activities:
Effect of change in fair value of securities available-for-sale:
Securities available-for-sale	(40)	258
Deferred taxes	10	(69)
Other comprehensive (loss) income	(30)	189
Cumulative fair value hedging adjustment - loans	114	103
Cumulative fair value hedging adjustment - securities available-for-sale	(3)	—
Effect of change in fair value of interest rate swaps:
Interest rate swaps	39	(12)
Deferred taxes	(10)	3
Other comprehensive income (loss)	29	(9)

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

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based upon net income or loss calculated on the same basis as net income or loss is reported in the Company’s consolidated statements of net loss and other comprehensive loss. The CODM is also regularly provided with the expense information at a level consistent with that disclosed in the Company’s consolidated statements of loss and of other comprehensive loss.

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

2.
Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale, and the corresponding amounts of gross unrealized gains and losses for which an allowance for credit losses has not been recorded, are as follows as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$1,602	$—	$(172)	$1,430
U.S. Government agency small business administration pools guaranteed by SBA	9,799	55	(699)	9,155
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	29,446	389	(427)	29,408
Residential mortgage-backed securities	60,823	593	(3,389)	58,027
Municipal bonds	32,353	44	(3,008)	29,389
Corporate debt	500	—	(10)	490
Corporate subordinated debt	5,881	104	(101)	5,884
	$140,404	$1,185	$(7,806)	$133,783

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises obligations	$1,615	$—	$(162)	$1,453
U.S. Government agency small business administration pools guaranteed by SBA	11,272	17	(716)	10,573
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	34,765	349	(372)	34,742
Residential mortgage-backed securities	66,725	988	(3,218)	64,495
Municipal bonds	32,554	37	(3,322)	29,269
Corporate debt	6,190	—	(13)	6,177
Corporate subordinated debt	5,866	92	(261)	5,697
	$158,987	$1,483	$(8,064)	$152,406

The amortized cost and fair values of securities available-for-sale at June 30, 2026 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	4,043	3,909
Due after five years through ten years	5,543	5,420
Due after ten years	30,750	27,864
Total U.S. Government-sponsored enterprises obligations, municipal bonds, corporate debt and corporate subordinated debt	40,336	37,193
U.S. Government agency small business pools guaranteed by SBA(1)	9,799	9,155
Collateralized mortgage obligations issued by the FHLMC, FNMA, and GNMA(1)	29,446	29,408
Residential mortgage-backed securities(1)	60,823	58,027
Total	$140,404	$133,783

(1) Actual maturities for these debt securities are dependent upon the interest rate environment and prepayments on the underlying loans.

The following is a summary of gross unrealized losses and fair value for those investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2026 and December 31, 2025.

	Less than 12 Months			More than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2026
U.S. Government-sponsored enterprises obligations	—	$—	$—	3	$1,430	$(172)	$1,430	$(172)
U.S. Government agency small business administration pools guaranteed by SBA	2	816	(31)	10	6,430	(668)	7,246	(699)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	4	5,005	(71)	6	4,834	(356)	9,839	(427)
Residential mortgage backed securities	6	13,080	(263)	28	15,851	(3,126)	28,931	(3,389)
Municipal bonds	1	406	(4)	36	27,071	(3,004)	27,477	(3,008)
Corporate debt	—	—	—	1	490	(10)	490	(10)
Corporate subordinated debt	—	—	—	3	3,399	(101)	3,399	(101)
	13	$19,307	$(369)	87	$59,505	$(7,437)	$78,812	$(7,806)
December 31, 2025
U.S. Government-sponsored enterprises obligations	—	$—	$—	3	$1,453	$(162)	$1,453	$(162)
U.S. Government agency small business administration pools guaranteed by SBA	1	593	(11)	12	8,211	(705)	8,804	(716)
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	1	818	(24)	9	10,434	(348)	11,252	(372)
Residential mortgage backed securities	4	9,805	(148)	29	17,128	(3,070)	26,933	(3,218)
Municipal bonds	—	—	—	36	26,953	(3,322)	26,953	(3,322)
Corporate debt	2	3,705	(2)	1	489	(11)	4,194	(13)
Corporate subordinated debt	—	—	—	3	3,239	(261)	3,239	(261)
	8	$14,921	$(185)	93	$67,907	$(7,879)	$82,828	$(8,064)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2026, the Company had 100 securities available-for-sale in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2026, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on securities available-for-sale as of June 30, 2026.

Proceeds from sales, maturities, principal payments received and gross realized gains and losses on securities available-for-sale were as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Proceeds from principal payments received on securities available-for-sale	$6,088	$4,001	$12,718	$7,609

Proceeds from sales, calls and maturities received on securities available-for-sale	3,685	—	5,685	—

Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
Net realized gains (losses)	$—	$—	$—	$—

As of June 30, 2026 and December 31, 2025, there were no holdings of securities of any issuer, other than the SBA, FHLMC, GNMA and FNMA, whose aggregate carrying value exceeded 10% of consolidated stockholders’ equity.

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

Loans consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Commercial real estate (CRE)	$75,406	$80,588
Multifamily (MF)	4,220	4,839
Commercial and industrial (C+I)	26,805	22,541
Acquisition, development, and land (ADL)	15,806	12,875
1-4 family residential (RES)	264,362	265,249
Home equity line of credit (HELOC)	23,572	20,652
Consumer (CON)	11,693	12,730
Total loans	421,864	419,474
Allowance for credit losses on loans	(3,428)	(3,427)
Total loans, net	$418,436	$416,047

The Company elected to include deferred loan origination costs, net, and to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2026 and December 31, 2025, accrued interest receivable for loans totaled $1.4 million and $1.3 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated balance sheets.

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

The significant key assumptions used with the ACL calculation at June 30, 2026 and December 31, 2025 using the ASC 326 methodology, included:

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

Changes in the ACL for the three and six months ended June 30, 2026 and 2025, by portfolio segment, are summarized as follows:

(Dollars in thousands)	CRE	MF	C+I	ADL	RES	HELOC	CON	Unallocated	Total
Balance, March 31, 2026	$532	$49	$170	$107	$1,452	$216	$667	$234	$3,427
(Release) provision for credit losses on loans	(35)	(6)	44	12	13	18	(123)	77	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Balance, June 30, 2026	$497	$43	$214	$119	$1,465	$234	$545	$311	$3,428

Balance, December 31, 2025	$618	$48	$183	$88	$1,488	$204	$609	$189	$3,427
(Release) provision for credit losses on loans	(121)	(5)	31	31	(23)	30	(65)	122	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Balance, June 30, 2026	$497	$43	$214	$119	$1,465	$234	$545	$311	$3,428

Balance, March 31, 2025	$733	$58	$200	$119	$1,646	$232	$554	$(25)	$3,517
(Release) provision for credit losses on loans	(79)	(1)	2	(27)	(86)	5	(12)	198	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, June 30, 2025	$654	$57	$202	$92	$1,560	$237	$542	$173	$3,517

Balance, December 31, 2024	$710	$59	$233	$87	$1,612	$214	$439	$132	$3,486
(Release) provision for credit losses on loans	(56)	(2)	(31)	5	(52)	23	102	41	30
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Balance, June 30, 2025	$654	$57	$202	$92	$1,560	$237	$542	$173	$3,517

The change in the allowance for credit losses during the three and six months ended June 30, 2026 and 2025 was primarily a result of the changes in off-balance sheet credit exposures. The following represents the composition of the Company's (release) provision for credit losses for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)
Loans	$—	$—	$—	$30
Off-balance sheet credit exposures	(6)	47	(14)	17
Total (release) provision for credit losses	$(6)	$47	$(14)	$47

The following is an aging analysis of past due loans by portfolio segment as of June 30, 2026 and December 31, 2025, including non-accrual loans without an ACL:

June 30, 2026:
(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$75,406	$75,406	$—
MF	—	—	—	—	4,220	4,220	—
C+I	—	—	—	—	26,805	26,805	—
ADL	—	—	—	—	15,806	15,806	—
RES	1,102	—	—	1,102	263,260	264,362	128
HELOC	340	—	—	340	23,232	23,572	—
CON	—	—	—	—	11,693	11,693	—
	$1,442	$—	$—	$1,442	$420,422	$421,864	$128

December 31, 2025:
(Dollars in thousands)	30-59 Days	60-89 Days	90 + Days	Total Past Due	Current	Total Loans	Non-Accrual Loans
CRE	$—	$—	$—	$—	$80,588	$80,588	$—
MF	—	—	—	—	4,839	4,839	—
C+I	—	—	—	—	22,541	22,541	—
ADL	—	—	—	—	12,875	12,875	—
RES	262	—	—	262	264,987	265,249	361
HELOC	136	—	—	136	20,516	20,652	—
CON	22	—	117	139	12,591	12,730	117
	$420	$—	$117	$537	$418,937	$419,474	$478

There were no loans past due over 90 days still accruing interest at June 30, 2026 and December 31, 2025. There were no loans collateralized by residential real estate property in the process of foreclosure at June 30, 2026 and December 31, 2025.

There were no loans modified for borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification, if applicable. The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. Because the effect of most modifications made to borrowers experiencing financial difficulty would already be included in the ACL as a result of the measurement methodologies used to estimate the allowance, a change in the ACL is generally not recorded upon modification.

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

Based upon the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of June 30, 2026 and December 31, 2025:

June 30, 2026:

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$3,508	$6,951	$5,486	$6,237	$11,813	$21,721	$19,690	$—	$75,406
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	3,508	6,951	5,486	6,237	11,813	21,721	19,690	—	75,406
MF:
Risk rating:
Pass	—	318	—	1,353	101	2,219	229	—	4,220
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	—	318	—	1,353	101	2,219	229	—	4,220
C+I:
Risk rating:
Pass	8,181	3,693	1,318	520	2,493	1,756	8,844	—	26,805
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	8,181	3,693	1,318	520	2,493	1,756	8,844	—	26,805
ADL:
Risk rating:
Pass	2,971	6,924	1,764	3,804	125	218	—	—	15,806
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	2,971	6,924	1,764	3,804	125	218	—	—	15,806
RES:
Risk rating:
Pass	6,576	14,856	14,703	22,138	37,894	168,067	—	—	264,234
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	128	—	—	128
Total RES	6,576	14,856	14,703	22,138	37,894	168,195	—	—	264,362
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	23,371	201	23,572
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total HELOC	—	—	—	—	—	—	23,371	201	23,572
CON:
Risk rating:
Pass	481	2,373	2,726	1,462	2,112	2,539	—	—	11,693
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CON	481	2,373	2,726	1,462	2,112	2,539	—	—	11,693
Total	$21,717	$35,115	$25,997	$35,514	$54,538	$196,648	$52,134	$201	$421,864

December 31, 2025:

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
CRE:
Risk rating:
Pass	$6,865	$6,174	$6,447	$12,479	$8,278	$16,532	$23,813	$—	$80,588
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total CRE	6,865	6,174	6,447	12,479	8,278	16,532	23,813	—	80,588
MF:
Risk rating:
Pass	328	—	1,870	110	587	1,709	235	—	4,839
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total MF	328	—	1,870	110	587	1,709	235	—	4,839
C+I:
Risk rating:
Pass	3,812	1,707	1,719	3,247	694	1,673	9,689	—	22,541
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total C+I	3,812	1,707	1,719	3,247	694	1,673	9,689	—	22,541
ADL:
Risk rating:
Pass	5,776	1,790	4,940	140	229	—	—	—	12,875
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total ADL	5,776	1,790	4,940	140	229	—	—	—	12,875
RES:
Risk rating:
Pass	12,146	15,708	23,532	39,356	60,891	113,255	—	—	264,888
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	361	—	—	361
Total RES	12,146	15,708	23,532	39,356	60,891	113,616	—	—	265,249
HELOC:
Risk rating:
Pass	—	—	—	—	—	—	20,290	362	20,652
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total HELOC	—	—	—	—	—	—	20,290	362	20,652
CON:
Risk rating:
Pass	2,633	3,284	1,720	2,228	1,418	1,330	—	—	12,613
Special mention	—	—	—	—	—	—	—	—	—
Substandard	117	—	—	—	—	—	—	—	117
Total CON	2,750	3,284	1,720	2,228	1,418	1,330	—	—	12,730
Total	$31,677	$28,663	$40,228	$57,560	$72,097	$134,860	$54,027	$362	$419,474

Certain directors and executive officers of the Company and entities in which they have significant ownership interests are customers of the Company. Loans outstanding to these persons and entities at June 30, 2026 and December 31, 2025 were $7.1 million and $3.6 million, respectively.

4.
Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of such loans were $28.1 million and $29.2 million at June 30, 2026 and December 31, 2025, respectively. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 15, Fair Values of Assets and Liabilities, for more information). Changes to the balance of mortgage servicing rights are recorded in loan servicing fee income in the Company’s consolidated statements of income (loss).

The Company’s mortgage servicing activities include: collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Loan servicing income, including late and ancillary fees, was $24,000 and $8,000 for the three months ended June 30, 2026 and 2025, respectively, and $36,000 and $14,000 for the six months ended June 30, 2026 and 2025, respectively. The Company's residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in the Company’s market areas.

The following summarizes activity in mortgage servicing rights for the three and six months ended June 30, 2026 and 2025:

(Dollars in thousands)	2026	2025
Balance, March 31,	$251	$292
Additions	—	—
Payoffs	—	(2)
Change in fair value due to change in assumptions	6	(10)
Balance, June 30,	$257	$280

Balance, January 1,	$257	$305
Additions	—	3
Payoffs	(1)	(6)
Change in fair value due to change in assumptions	1	(22)
Balance, June 30,	$257	$280

5.
Deposits

Deposits consisted of the following at June 30, 2026 and December 31, 2025:

(Dollars in thousands)	June 30, 2026	December 31, 2025
NOW and demand deposits	$169,127	$169,326
Money market deposits	75,202	65,852
Savings deposits	81,124	83,660
Time deposits $250,000 and greater	23,765	23,830
Time deposits of less than $250,000	104,982	128,105
	$454,200	$470,773

At June 30, 2026, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	Total
2026	$71,178
2027	46,795
2028	10,178
2029	102
2030	200
2031	294
$128,747

There were $56.9 million and $69.1 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit at June 30, 2026 and December 31, 2025, respectively. Additionally, there were $20.1 million and $21.9 million of brokered deposits included in savings deposits at June 30, 2026 and December 31, 2025, respectively. Reciprocal deposits were $10.1 million and $9.1 million at June 30, 2026 and December 31, 2025, respectively.

Deposits from related parties totaled $12.7 million and $10.9 million at June 30, 2026 and December 31, 2025, respectively.

6.
Borrowings

Federal Home Loan Bank (“FHLB”)

All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally residential mortgage loans and commercial real estate loans, discounted by a certain percentage, in an aggregate amount greater than or equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $98.2 million and $96.6 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

A summary of borrowings from the FHLB is as follows:

	June 30, 2026
Principal Amounts	Maturity Dates	Interest Rates
	(Dollars in thousands)
$42,060	2026	3.92% to 4.38% – fixed
718	2028	0.00% – fixed
400	2029	0.00% – fixed
200	2030	0.00% – fixed
906	2031	0.00% – fixed
560	2032	0.00% – fixed
$44,844

	December 31, 2025
Principal Amounts	Maturity Dates	Interest Rates
	(Dollars in thousands)
$50,000	2026	4.38% to 4.75% – fixed
718	2028	0.00% – fixed
400	2029	0.00% – fixed
200	2030	0.00% – fixed
430	2031	0.00% – fixed
560	2032	0.00% – fixed
$52,308

Included in the above borrowings from the FHLB at June 30, 2026 and December 31, 2025 is a $25.0 million long-term advance, with an interest rate of 4.38%, which is callable by the FHLB on September 8, 2026 and quarterly thereafter. As of June 30, 2026 and December 31, 2025 borrowings from the FHLB also include $2.8 million and $2.3 million, respectively, of advances through the FHLB’s Jobs for New England program where certain qualifying small business loans that create or preserve jobs, expand woman-, minority- or veteran-owned businesses, or otherwise stimulate the economy in New England communities are offered at an interest rate of 0%. At June 30, 2026 and December 31, 2025, the Bank had an overnight line of credit with the FHLB that may be drawn up to $3.0 million. The entire balance of this credit facility was available at June 30, 2026 and December 31, 2025.

Federal Reserve Bank of Boston (“FRB”)

The Bank has a secured credit facility with the FRB – Borrower-In-Custody of Collateral Program (“BIC”). Advances under the BIC would be collateralized by eligible collateral - principally commercial real estate loans. The Bank’s unused available borrowing capacity at the FRB was $36.7 million and $34.1 million at June 30, 2026 and December 31, 2025, respectively. On January 7, 2025, the Bank completed the collateral eligibility process with the FRB whereby the FHLB agreed to subordinate their interest in our commercial real estate loans up to a maximum of $65 million allowing these loans to be pledged to the BIC. The Bank subsequently pledged $65.0 million of its commercial real estate loans to the BIC resulting in $38.5 million of borrowing capacity under this credit facility as of January 16, 2025. On September 9, 2025, the FHLB agreed to increase the subordination of their interest in our commercial real estate loans up to a maximum of $71.7 million allowing these loans to be pledged to the BIC. At June 30, 2026, the Bank was in compliance with the FRB’s collateral pledging program.

Correspondent Banks

At June 30, 2026 and December 31, 2025, the Bank had a $2.0 million unsecured Fed Funds borrowing line of credit with a correspondent bank. The entire balance of this credit facility was available at June 30, 2026 and December 31, 2025.

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

Notional amounts of financial instruments with off-balance sheet credit risk are as follows as of June 30, 2026 and December 31, 2025:

	2026	2025
Unadvanced portions of loans	$53,137	$52,372
Commitments to originate loans	9,642	11,072
Standby letters of credit	538	262

The Company records an ACL for off-balance sheet credit exposures that are not unconditionally cancelable through a charge to the (release) provision for credit losses on the Company’s consolidated statements of income (loss). At June 30, 2026 and December 31, 2025 the ACL for off-balance sheet credit exposures totaled $245,000 and $259,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The release of credit losses for off-balance sheet credit exposures for the three and six months ended June 30, 2026 was $6,000 and $14,000, respectively. The provision for credit losses for off-balance sheet credit exposures for the three and six months ended June 30, 2025 was $47,000 and $17,000, respectively.

8.
Employee Benefits

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees pursuant to which employees of the Company could elect to make contributions to the plan subject to Internal Revenue Service limits. The Company makes matching and profit-sharing contributions to eligible participants in accordance with plan provisions. The Company’s contributions for the three months ended June 30, 2026 and 2025 were $72,000 and $59,000, respectively, and $142,000 and $118,000 for the six months ended June 30, 2026 and 2025, respectively.

Supplemental Executive Retirement Plans

Salary Continuation Plan

The Company maintains a nonqualified supplemental retirement plan for its current Chief Executive Officer and its former President. The plan provides supplemental retirement benefits payable in installments over a period of years upon retirement or death. The recorded liability at June 30, 2026 and December 31, 2025 relating to this supplemental retirement plan was $749,000 and $779,000, respectively. The discount rate used to determine the Company’s obligation was 5.00%. On March 5, 2025, the Bank and its current Chief Executive Officer entered into an amendment that limits the annual benefit to $64,817 if there is a separation from service for other than at or following a change of control. Accordingly, as a result of the amendment, the benefit, outside of a change in control, is now fixed and will no longer increase over time. The expense of this salary retirement plan was $1,000 and $2,000 for the three months ended June 30, 2026 and 2025, respectively, and $2,000 and $4,000 for the six months ended June 30, 2026 and 2025, respectively.

Directors Deferred Supplemental Retirement Plan

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2026 and December 31, 2025 relating to this plan was $631,000 and $652,000, respectively. The discount rate used to determine the Company’s obligation was 6.25% at June 30, 2026 and December 31, 2025. Total supplemental retirement plan expense amounted to $19,000 and $18,000 for the three months ended June 30, 2026 and 2025, respectively, and $29,000 and $36,000 for the six months ended June 30, 2026 and 2025, respectively.

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

Additionally, the Company has a deferred director’s fee plan, which allows members of the board of directors to defer the receipt of fees that otherwise would be paid to them in cash. At June 30, 2026 and December 31, 2025, the total deferred directors' fees amounted to $1.4 million and $1.2 million, respectively.

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

The ESOP funded its purchase of 423,715 shares through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee is repaying the loan principally through the Bank’s contributions to the ESOP over the remaining loan term that matures on December 31, 2047. At June 30, 2026 and December 31, 2025, the remaining principal balance on the ESOP debt was $4.1 million.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants’ accounts under the plan. Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2026 and 2025 was $49,000 and $43,000, respectively, and $107,000 and $84,000 for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, total unearned compensation for the ESOP was $3.6 million and $3.7 million, respectively.

	June 30, 2026	December 31, 2025
Shares held by the ESOP include the following:
Allocated	85,926	70,572
Committed to be allocated	7,678	15,354
Unallocated	330,111	337,789
Total	423,715	423,715

The fair value of unallocated shares was approximately $5.6 million and $4.5 million at June 30, 2026 and December 31, 2025, respectively.

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

On May 25, 2023, 249,144 incentive and non-statutory stock options to purchase shares of common stock were granted to directors for their services on the board of directors and certain members of management. The Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. Since it was determined that the Company lacked sufficient historical closing stock prices, the expected volatility assumption was based upon a combination of actual historical volatility combined with the historical volatility developed for comparable companies. Also, since the Company lacked the appropriate historical data, the expected term of the option was calculated using the simplified method. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated grant date fair value of each option is expensed as employee benefits expense ratably over the vesting period. The expense recognized for this grant was $35,000 and $60,000 for the three months ended June 30, 2026 and 2025, respectively, which provided a tax benefit of $9,000 and $17,000, respectively. The expense recognized for this grant was $96,000 and $115,000 for the six months ended June 30, 2026 and 2025, respectively, which provided a tax benefit of $26,000 and $33,000, respectively. At June 30, 2026 and December 31, 2025, total unrecognized compensation expense for this grant was $-0- and $96,000, respectively.

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

On December 2, 2024, 280,500 incentive and non-statutory stock options to purchase shares of common stock were granted under the 2024 Plan to directors for their services on the board of directors and certain members of management. As noted above, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model which requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The expected volatility assumption for this award was based upon the actual historical price volatility of the Company’s common stock. The expected term of the option was calculated using the simplified method since the Company continues to lack the appropriate historical data. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated grant date fair value of each option is expensed as employee benefits expense ratably over the vesting period. The expense recognized for this grant was $75,000 and $166,000 for the three and six months ended June 30, 2026, respectively, which provided a tax benefit of $20,000 and $45,000, respectively. The expense recognized for this grant was $91,000 and $181,000 for the three and six months ended June 30, 2025, respectively, which provided a tax benefit of $25,000 and $50,000, respectively. At June 30, 2026 and December 31, 2025, total unrecognized compensation expense for this equity incentive plan was $528,000 and $694,000, respectively, with a 1.4 and 1.9 year weighted average future recognition period, respectively.

The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

A summary of non-vested stock options outstanding as of June 30, 2026 and December 31, 2025 and changes during the periods then ended is presented below:

	June 30, 2026
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Outstanding at beginning of period	526,894	$8.72	7.9	$2,360
Granted	—	—	—	—
Exercised	(917)	9.29	—	—
Forfeited	(14,000)	9.29	—	—
Outstanding at end of period	511,977	$8.72	7.4	$4,167

Fully vested and expected to vest	344,144	$8.72	6.8	$2,801

Exercisable at end of period	344,144	$8.72	6.8	$2,801

	December 31, 2025
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options:				(In Thousands)
Outstanding at beginning of year	529,644	$8.72	8.9	$684
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(2,750)	9.29	—	—
Outstanding at end of year	526,894	$8.72	7.9	$2,360

Fully vested and expected to vest	255,346	$8.72	7.4	$1,144

Exercisable at end of year	255,346	$8.72	7.4	$1,144

On December 2, 2024, 112,200 restricted stock awards were granted under the 2024 Plan to directors for their services on the board of directors and certain members of management at $9.29 per share. The total fair value related to the December 2, 2024 grant was $1.0 million. These restricted stock awards time-vest over a three year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting rights when granted and dividend rights when vested. For the three and six months ended June 30, 2026, the expense recognized for this grant was $87,000 and $165,000, respectively, which provided a tax benefit of $24,000 and $44,000, respectively. For the three and six months ended June 30, 2025, the expense recognized for this grant was $87,000 and $174,000, respectively, which provided a tax benefit of $24,000 and $48,000, respectively. At June 30, 2026 and December 31, 2025, total unrecognized compensation expense for this grant was $501,000 and $666,000, respectively, with a 1.4 and 1.9 year weighted average future recognition period, respectively.

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

A summary of non-vested restricted shares outstanding as of June 30, 2026 and December 31, 2025 and changes during the periods then ended is presented below:

	Three and Six Months Ended June 30, 2026
	Number of Shares	Weighted Average Grant Value
Restricted stock:
Non-vested at beginning of period	74,800	$9.29
Granted	—	—
Vested	—	—
Forfeited	(3,333)	9.29
Non-vested at end of period	71,467	$9.29

	Year Ended December 31, 2025
Restricted stock:
Non-vested at beginning of year	112,200	$9.29
Granted	—	—
Vested	(37,400)	9.29
Forfeited	—	—
Non-vested at end of year	74,800	$9.29

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

On June 11, 2024, the Bank entered into and closed on an agreement for the purchase and sale of four properties formerly owned and operated by the Bank, which included four branches (with an adjacent drive thru) and a parking lot, each adjacent to a sold branch, for an aggregate cash purchase price of $7.5 million. Concurrently with the sale-leaseback transaction, the Bank entered into an absolute net lease agreement with the purchaser under which the Bank will lease the properties for an initial term of 15 years with one renewal option of 15 years. The lease agreement includes a 2.5% annual rent escalation during the initial term and during the renewal term, if exercised. The sale-leaseback transaction resulted in a pre-tax gain of $2.5 million for the three and six months ended June 30, 2024. Additionally, the Company recorded a $1.5 million finance lease liability related to this agreement representing the portion of the gain not eligible for immediate recognition. The Company's obligation under this operating lease expires in June 2039 and has future lease payments of $8.3 million as of June 30, 2026. Total lease expense for this operating lease was $157,000 and $232,000 for the three months ended June 30, 2026 and 2025, respectively, and $314,000 and $364,000 for the six months ended June 30, 2026 and 2025, respectively.

The Company's obligation under an operating lease related to its leased ATMs expires in August 2030 and has future lease payments of $316,000 as of June 30, 2026. Total lease expense under this operating lease was $19,000 for the three months ended June 30, 2026 and 2025 and $38,000 for the six months ended June 30, 2026 and 2025.

On October 3, 2025, a new lease agreement was signed for a branch not included in the sale-leaseback transaction which relocated to a larger space at the opposite end of the plaza where it operates. The lease agreement became effective as of the date the branch opened to the public, which was January 20, 2026. The Company's obligation under this operating lease expires in January 2046 and contains four renewal options of five years each. The base rent in year one of the lease agreement is $21.00 per square foot and increases by $1.00 per square foot for each of the first five years. Beginning on the commencement of the sixth year and annually thereafter (including during each renewal period), the base rent will increase by 2.5% annually. The

Company's obligation under this operating lease has future lease payments of $1.7 million as of June 30, 2026. Total lease expense for this obligation was $21,000 and $10,000 for the three months ended June 30, 2026 and 2025, respectively, and $35,000 and $20,000 for the six months ended June 30, 2026 and 2025, respectively.

The following tables summarize information related to the Company’s lease portfolio and other supplemental lease information as of and for the periods ended:

	June 30, 2026		December 31, 2025
	Operating	Finance	Operating	Finance
(Dollars in thousands)
ROU assets	$6,143	$—	$5,354	$—
Lease liabilities	6,143	1,421	5,354	1,452
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)	13.66	12.92	13.10	13.42
Weighted-average discount rate(1)	8.63%	8.12%	7.87%	8.12%

(1) A lease implicit rate or incremental borrowing rate is used based on information available at commencement date of lease.

	Three months ended June 30,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$72	$74
Principal payments on finance lease	16	14
Net operating lease cost	72	74
Finance lease cost:
Amortization of right-of-use assets	16	14
Interest on lease liabilities	24	24
Total lease cost	$112	$112

	Six months ended June 30,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$145	$146
Principal payments on finance lease	31	28
ROU assets obtained in exchange for lease obligations:
Operating leases	934	—
Net operating lease cost	145	146
Finance lease cost:
Amortization of right-of-use assets	31	28
Interest on lease liabilities	48	49
Total lease cost	$224	$223

The total minimum lease payments due in future periods for lease agreements in effect at June 30, 2026 were as follows:

As of June 30, 2026	Future Minimum Lease Payments
(Dollars in thousands)	Operating	Finance
2026	$347	$162
2027	702	166
2028	719	170
2029	736	174
2030	722	178
2031	693	183
Thereafter	6,402	1,401
Total minimum lease payments	10,321	2,434
Less: interest	(4,178)	(1,013)
Total lease liability	$6,143	$1,421

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

	Three Months Ended June 30,
Reclassification Adjustments	2026	2025	Affected Line Item in Consolidated Statements of Income (Loss)
	(Dollars in thousands)
Net amortization of bond premiums	$62	$134	Interest on debt securities
Tax effect	(17)	(36)	Income tax (benefit) expense
	45	98	Net income (loss)
Net interest expense on interest rate swaps	18	—	Interest expense on deposits
Tax effect	(5)	—	Income tax (benefit) expense
	13	—	Net income (loss)
Total reclassification adjustments	$58	$98

	Six Months Ended June 30,
Reclassification Adjustments	2026	2025	Affected Line Item in Consolidated Statements of Income (Loss)
	(Dollars in thousands)
Net amortization of bond premiums	$176	$290	Interest on debt securities
Tax effect	(47)	(78)	Income tax (benefit) expense
	129	212	Net income (loss)
Net interest expense on interest rate swaps	34	—	Interest expense on deposits
Tax effect	(9)	—	Income tax (benefit) expense
	25	—	Net income (loss)
Total reclassification adjustments	$154	$212

The following tables present the changes in each component of AOCI for the periods indicated:

(Dollars in thousands)	Net Unrealized Losses on AFS Securities(1)	Net Unrealized Losses on Cash Flow Hedges(1)	AOCI(1)
Balance at March 31, 2026	$(5,540)	$(14)	$(5,554)
Other comprehensive income before reclassification	656	—	656
Amounts reclassified from AOCI	45	13	58
Other comprehensive income	701	13	714
Balance at June 30, 2026	$(4,839)	$(1)	$(4,840)

Balance at March 31, 2025	$(6,923)	$(46)	$(6,969)
Other comprehensive income before reclassification	1	6	7
Amounts reclassified from AOCI	98	—	98
Other comprehensive income	99	6	105
Balance at June 30, 2025	$(6,824)	$(40)	$(6,864)

Balance at December 31, 2025	$(4,809)	$(30)	$(4,839)
Other comprehensive (loss) income before reclassification	(159)	4	(155)
Amounts reclassified from AOCI	129	25	154
Other comprehensive (loss) income	(30)	29	(1)
Balance at June 30, 2026	$(4,839)	$(1)	$(4,840)

Balance at December 31, 2024	$(7,013)	$(31)	$(7,044)
Other comprehensive loss before reclassification	(23)	(9)	(32)
Amounts reclassified from AOCI	212	—	212
Other comprehensive income (loss)	189	(9)	180
Balance at June 30, 2025	$(6,824)	$(40)	$(6,864)

(1)
All amounts are net of tax.

12.
Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). As of June 30, 2026, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework, for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum capital amounts and ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that, as of June 30, 2026 and December 31, 2025, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer, at those dates.

The following table presents actual and required capital ratios as of June 30, 2026 and December 31, 2025 for the Bank under the Basel Committee on Banking Supervisions capital guidelines for U.S. banks (“Basel III Capital Rules”) as fully phased-in on January 1, 2019. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total Capital (to risk-weighted assets)	$55,683	15.96%	$27,919	8.00%	$34,899	10.00%	$36,643	10.50%
Tier 1 Capital (to risk-weighted assets)	52,010	14.90	20,939	6.00	27,919	8.00	29,664	8.50
Tier 1 Capital (to average assets)	52,010	8.92	23,322	4.00	29,153	5.00	23,322	4.00
Common Equity Tier 1 (to risk-weighted assets)	52,010	14.90	15,704	4.50	22,684	6.50	24,429	7.00

			Minimum Capital		Minimum Capital Required to be Well		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer
	Actual		Requirement		Capitalized		Fully Phased-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total Capital (to risk-weighted assets)	$55,405	15.60%	$28,420	8.00%	$35,526	10.00%	$37,302	10.50%
Tier 1 Capital (to risk-weighted assets)	51,719	14.56	21,315	6.00	28,420	8.00	30,197	8.50
Tier 1 Capital (to average assets)	51,719	8.41	24,605	4.00	30,756	5.00	24,605	4.00
Common Equity Tier 1 (to risk-weighted assets)	51,719	14.56	15,987	4.50	23,092	6.50	24,868	7.00

13.
Treasury Stock

As of June 30, 2026 and December 31, 2025, the Company held a total of 612,221 and 610,663 shares in its treasury, respectively.

Common Stock Repurchases

On April 11, 2024, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to 507,707 shares of common stock, representing approximately 10% of shares then outstanding, which became effective on May 14, 2024. On December 12, 2024, the board of directors of the Company authorized additional stock repurchases, up to 228,858 shares of common stock, under this stock repurchase program. The additional repurchase authorization represents approximately 5% of pro forma outstanding shares assuming the repurchase of the remaining shares subject to the original authorization. The Company holds repurchased shares in its treasury. As of June 30, 2026, the Company has repurchased 496,854 shares under this stock repurchase program.

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

On July 12, 2024, the Company entered into a two-year interest rate contract that was designated as cash flow hedge utilizing a pay fixed interest rate swap to hedge a portion of its index-based brokered deposits included in savings deposits and its change in fair value attributable to the movement in the one-month SOFR. The carrying amount of the hedged liability located in “savings deposits" includes the savings account balance used to designate hedging relationships in which the hedged items are the stated amount of liabilities anticipated to be outstanding for the designated hedged period. The carrying amount of the savings deposit used in the hedged relationship was $20.2 million and $21.9 million at June 30, 2026 and December 31, 2025, respectively. Under the "portfolio layer" approach, the Company designated a $10.0 million notional amount of portfolio liabilities that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer. At inception, this cash flow hedge had a pay fixed rate of 4.33% and a received rate of 5.32% (3.59% as of June 30, 2026). The change in the fair value of the interest rate swap was reported in other comprehensive income (loss) and was subsequently reclassified into interest expense or income in the period that the hedged transaction affected earnings. The change in fair value for this derivative instrument for the three and six months ended June 30, 2026 was $17,000 and $39,000, respectively. The change in fair value for this derivative instrument for the three and six months ended June 30, 2025 was $9,000 and $(12,000), respectively. For the three and six months ended June 30, 2026 $18,000 and $34,000 of interest income was reclassified from AOCI into expense. For the three and six months ended June 30, 2025, $-0- of interest income was reclassified from AOCI into expense.

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

In June 2023, the Company entered into a three-year $25 million notional amount interest rate contract that was designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. On June 6, 2025, the Company terminated this pay fixed interest rate swap which resulted in a swap termination fee of $-0- due to the counterparty. Also, $336,000 of cash posted to the counterparty as collateral for this interest rate swap contract was returned to the Company. The Company terminated this interest rate swap as it was determined that this derivative was no longer meeting the aims of the Company’s interest rate risk management strategy as it was probable that the hedged forecasted transaction – the potential interest rate risk/variability in fair value of the residential loan portfolio attributable to the movement in one-month SOFR – would not occur by the end of the original maturity date of the hedging instrument. In November 2023, the Company entered into a second three-year $25 million notional amount interest rate contract that was also designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. On November 1, 2024, the Company terminated this second pay fixed interest rate swap which resulted in a swap termination fee of $398,000 due to the counterparty. The $398,000 fee was recorded as a residential mortgage loan basis adjustment and is included in 1-4 family residential loans as it is amortized over the remaining expected life of the original swap – 24 months. Also, $1.2 million of cash posted to the counterparty as collateral for this interest rate swap contract was returned to the Company. The Company terminated this interest rate swap as it was determined that this derivative was no longer meeting the aims of the Company’s interest rate risk management strategy as it was probable that the hedged forecasted transaction – the potential interest rate risk/variability in fair value of the residential loan portfolio attributable to the movement in one-month SOFR – would not occur by the end of the original maturity date of the hedging instrument. On June 23, 2025, the Company entered into an 18-month $25 million notional amount interest rate contract that was designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. At inception, this fair value hedge had a pay fixed rate of 3.78% and a receive rate of 4.31% (3.59% as of June 30, 2026). On September 10, 2025, the Company entered into a 12-month $25 million notional amount interest rate contract that was designated as a fair value hedge utilizing a pay fixed interest rate swap to hedge a portion of the residential mortgage loan portfolio's change in fair value attributable to the movement in the one-month SOFR. At inception, this fair value hedge had a pay fixed rate of 3.62% and a receive rate of 4.37% (3.59% as of June 30, 2026).

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

As of June 30, 2026 and December 31, 2025, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Location in Consolidated Balance Sheets	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Total loans	$49,983	$50,096	$(17)	$96

The carrying amount of the hedged asset located in “total loans” includes the amortized cost basis of a closed portfolio of fixed-rate residential loans used to designate the hedging relationship in which the hedged item is the stated amount of assets anticipated to be outstanding for the designated hedged period. At June 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolio of fixed-rate residential loans used in the hedging relationship was in excess of the carrying amount of the hedged asset. At June 30, 2026 and December 31, 2025, the cumulative basis adjustments associated with this hedging relationship was $(17,000) and $96,000, respectively; and the notional amount of the designated hedged item was $25.0 million. Under the "portfolio layer" approach, the Company designated a notional amount of portfolio assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows of the designated hedged layer.

The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of potential loss exposure. At June 30, 2026 and December 31, 2025, the Company’s fair value hedges had a remaining maturity of 0.24 and 0.73 years, respectively, an average pay fixed rate of 3.91%, and an average receive rate of 3.65% and 3.92%.

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

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Derivative Assets			Derivative Liabilities
	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
(Dollars in thousands)
June 30, 2026
Derivatives designated as hedging instruments:
Interest rate contracts - fair value hedge	$50,000	Other assets	$17	$—		$—
Interest rate contracts - cash flow hedge	10,000		—	—	Other liabilities	2
Total derivatives designated as hedging instruments	$60,000		$17	$—		$2

Derivatives not designated as hedging instruments:
Customer loan swaps	$4,410	Other assets	$25	$4,410	Other liabilities	$25

December 31, 2025
Derivatives designated as hedging instruments:
Interest rate contracts - fair value hedge	$50,000		$—	$—	Other liabilities	$96
Interest rate contracts - cash flow hedge	10,000		—	—	Other liabilities	41
Total derivatives designated as hedging instruments	$60,000		$—	$—		$137

Derivatives not designated as hedging instruments:
Customer loan swaps	$4,486	Other assets	$54	$4,486	Other liabilities	$54

Credit-risk-related Contingent Features

By entering into derivative transactions, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, and other monitoring procedures. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s board of directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. As of June 30, 2026 and December 31, 2025, the Company posted $450,000 of cash to the counterparties as collateral on its interest rate swap contracts and customer loan swaps, which was presented within cash and due from banks on the consolidated balance sheets.

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

The following tables present the information about derivative positions that are eligible for offset in the consolidated balance sheets as of June 30, 2026 and December 31, 2025:

				Gross Amounts Not Offset
(Dollars in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments Pledged (Received)	Cash Collateral Pledged (Received) (1)	Net Amount
June 30, 2026
Derivative Assets:
Interest rate contract - fair value hedge (2)	$17	$—	$17	$—	$17	$—
Interest rate contract - cash flow hedge (2)	—	—	—	—	—	—
Customer loan swap - commercial customer (3)	25	—	25	—	25	—
Total	$42	$—	$42	$—	$42	$—

Derivative Liabilities:
Interest rate contract - fair value hedge (2)	$—	$—	$—	$—	$—	$—
Interest rate contract - cash flow hedge (2)	2	—	2	—	2	—
Customer loan swap - dealer bank (3)	25	—	25	—	—	25
Total	$27	$—	$27	$—	$2	$25
December 31, 2025
Derivative Assets:
Interest rate contract - fair value hedge (2)	$—	$—	$—	$—	$—	$—
Interest rate contract - cash flow hedge (2)	—	—	—	—	—	—
Customer loan swap - commercial customer (3)	54	—	54	—	54	—
Total	$54	$—	$54	$—	$54	$—

Derivative Liabilities:
Interest rate contract - fair value hedge (2)	$96	$—	$96	$—	$96	$—
Interest rate contract - cash flow hedge (2)	41	—	41	—	41	—
Customer loan swap - dealer bank (3)	54	—	54	—	—	54
Total	$191	$—	$191	$—	$137	$54

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented therein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all the Company’s financial assets and financial liabilities carried at fair value at June 30, 2026 and December 31, 2025.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2026
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,430	$—	$1,430	$—
U.S Government agency small business administration pools guaranteed by the SBA	9,155	—	9,155	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	29,408	—	29,408	—
Residential mortgage-backed-securities	58,027	—	58,027	—
Municipal bonds	29,389	—	29,389	—
Corporate debt	490	—	490	—
Corporate subordinated debt	5,884	—	5,884	—
Other assets:
Mortgage servicing rights	257	—	—	257
Derivatives	42	—	42	—
Other Liabilities:
Derivatives	27	—	27	—

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2025
Securities available-for-sale:
U.S. Government-sponsored enterprises obligations	$1,453	$—	$1,453	$—
U.S Government agency small business administration pools guaranteed by the SBA	10,573	—	10,573	—
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	34,742	—	34,742	—
Residential mortgage-backed securities	64,495	—	64,495	—
Municipal bonds	29,269	—	29,269	—
Corporate debt	6,177	—	6,177	—
Corporate subordinated debt	5,697	—	5,697	—
Other assets:
Mortgage servicing rights	257	—	—	257
Derivatives	54	—	54	—
Other liabilities:
Derivatives	191	—	191	—

For the six months ended June 30, 2026 and 2025, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	Mortgage Servicing Rights (1)
Balance as of January 1, 2026	$257
Included in net income (loss)	—
Balance as of June 30, 2026	$257
Total unrealized net gains (losses) included in net income (loss) related to assets still held as of June 30, 2026	$—

Balance as of January 1, 2025	$305
Included in net income (loss)	(25)
Balance as of June 30, 2025	$280
Total unrealized net gains (losses) included in net income (loss) related to assets still held as of June 30, 2025	$—

(1) Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of loan servicing fee income in the Company’s consolidated statements of (loss) income.

For Level 3 assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2026
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	4.85% - 24.45%	8.29%	$257
		Discount Rate	9.75% - 9.75%	9.75%
		Delinquency Rate	2.10% - 2.59%	2.18%
		Default Rate	0.22% - 0.32%	0.24%

	December 31, 2025
(Dollars in thousands)	Valuation Technique	Description	Range	Weighted Average (1)	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Prepayment Rate	4.75% - 29.19%	9.83%	$257
		Discount Rate	9.500% - 9.500%	9.50%
		Delinquency Rate	2.17% - 2.57%	2.24%
		Default Rate	0.16% - 0.20%	0.17%
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

Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3. At June 30, 2026 and December 31, 2025, there were no assets or liabilities measured at fair value on a non-recurring basis.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. There were no foreclosed assets at June 30, 2026 or December 31, 2025.

ASC Topic 825,“Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASC Topic 825 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At June 30, 2026 and December 31, 2025, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at June 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Financial Assets:
Cash and due from banks	$5,496	$5,496	$5,496	$—	$—
Federal Home Loan Bank stock	2,051	2,051	—	2,051	—
Bank-owned life insurance	4,918	4,918	—	4,918	—
Loans, net	418,436	389,323	—	—	389,323
Accrued interest receivable	2,069	2,069	2,069	—	—
Financial Liabilities:
Deposits	$454,200	$453,927	$325,477	$128,450	$—
Advances from Federal Home Loan Bank	44,844	44,409	—	44,409	—
Mortgagors’ tax escrow	574	574	—	574	—
Accrued interest payable	291	291	291	—	—
December 31, 2025
Financial Assets:
Cash and due from banks	$13,414	$13,414	$13,414	$—	$—
Federal Home Loan Bank stock	2,431	2,431	—	2,431	—
Bank-owned life insurance	4,875	4,875	—	4,875	—
Loans, net	416,047	387,121	—	—	387,121
Accrued interest receivable	2,108	2,108	2,108	—	—
Financial Liabilities:
Deposits	$470,773	$470,841	$318,884	$151,957	$—
Advances from Federal Home Loan Bank	52,308	52,182	—	52,182	—
Mortgagors’ tax escrow	811	811	—	811	—
Accrued interest payable	484	484	484	—	—

16. Earnings (Loss) Per Share

The following represents a reconciliation between basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Income (loss) earnings per common share - basic:
Numerator:
Net income (loss) applicable to common shareholders	$249	$(545)	$(259)	$(1,148)

Denominator:
Weighted average common shares outstanding	4,287,798	4,259,134	4,286,606	4,275,985
Income (loss) earnings per common share - basic	$0.06	$(0.13)	$(0.06)	$(0.27)

Income (loss) earnings per common share - diluted:
Numerator:
Net income (loss) applicable to common shareholders	$249	$(545)	$(259)	$(1,148)

Denominator:
Weighted average common shares outstanding	4,287,798	4,259,134	4,286,606	4,275,985
Dilutive effect of common stock equivalents(1)	337,379	—	—	—
Weighted average diluted common shares outstanding	4,625,177	4,259,134	4,286,606	4,275,985
Income (loss) earnings per common share - diluted	$0.05	$(0.13)	$(0.06)	$(0.27)

(1) Not adjusted for potentially dilutive shares for periods where a net loss was recognized. The six months ended June 30, 2026 excludes 359,894 of stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented. The three and six months ended June 30, 2025 excludes 447,006 and 451,344, respectively, of stock-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at June 30, 2026 and consolidated results of operations for the three and six months ended June 30, 2026 and 2025. It should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report and with the Company’s audited consolidated financial statements and accompanying notes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 20, 2026 with the Securities and Exchange Commission (the "SEC") and as amended by the Form 10-K/A filed with the SEC on April 30, 2026. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Our critical accounting policies involve the calculation of the allowance for credit losses ("ACL") and the measurement of the fair value of financial instruments. A detailed description of these critical accounting policies can be found in Note 2 of the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as amended.

Comparison of Financial Condition at June 30, 2026 (unaudited) and December 31, 2025

Total Assets. Total assets were $576.1 million as of June 30, 2026, a decrease of $23.2 million, or 3.9%, compared to total assets of $599.3 million at December 31, 2025. The decrease was due primarily to an $18.6 million decrease in securities available-for-sale and a $7.9 million decrease in cash and due from banks.

Cash and Due From Banks. Cash and due from banks decreased $7.9 million, or 59.0%, to $5.5 million at June 30, 2026 from $13.4 million at December 31, 2025. This decrease primarily resulted from a $16.6 million decrease in total deposits, a $7.5 million decrease in total borrowings from the FHLB and a $2.4 million increase in net loans offset by an $18.6 million decrease in securities available-for-sale during the six months ended June 30, 2026.

Available-for-Sale Securities. Available-for-sale securities decreased by $18.6 million, or 12.2%, to $133.8 million at June 30, 2026 from $152.4 million at December 31, 2025. This decrease was primarily due to $18.4 million of proceeds from principal payments and maturities during the six months ended June 30, 2026. The unrealized losses within the portfolio are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore we recorded no allowance for credit losses on available-for-sale debt securities as of June 30, 2026.

The following table sets forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of June 30, 2026
	One Year or Less		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
(Dollars in thousands)
U.S. Government sponsored enterprise obligations	$—	—	$1,602	1.20%	$—	—	$—	—	$1,602	1.20%
U.S. Government agency small business administration pools guaranteed by SBA	—	—	—	—	3,161	4.90%	6,638	4.27%	9,799	4.47%
Collateralized mortgage obligations issued by the FHLMC, FNMA and GNMA	—	—	738	1.63%	1,010	4.59%	27,698	5.56%	29,446	5.43%
Residential mortgage-backed securities	—	—	614	3.47%	565	—	59,644	4.44%	60,823	4.39%
Municipal bonds	—	—	—	—	1,603	2.84%	30,750	2.53%	32,353	2.55%
Corporate debt	—	—	500	7.00%	—	—	—	—	500	7.00%
Corporate subordinated debt	—	—	1,941	10.08%	3,940	4.49%	—	—	5,881	6.34%
	$—	—	$5,395	5.25%	$10,279	4.18%	$124,730	4.21%	$140,404	4.25%

Net Loans. Net loans increased $2.4 million, or 0.6%, to $418.4 million at June 30, 2026 from $416.0 million at December 31, 2025. During the six months ended June 30, 2026, we originated $2.1 million of loans, net of principal collections, and purchased $297,000 of consumer loans secured by manufactured housing properties. As of June 30, 2026 and December 31, 2025, the portfolio of purchased loans had outstanding principal balances of $36.4 million and $37.0 million, respectively, and were performing in accordance with their original repayment terms at each date.

One- to four-family residential mortgage loans decreased $887,000, or 0.3%, to $264.4 million at June 30, 2026 from $265.2 million at December 31, 2025. Commercial real estate mortgage loans decreased $5.2 million, or 6.4%, to $75.4 million at June 30, 2026 from $80.6 million at December 31, 2025. Multi-family loans decreased $619,000, or 12.8%, to $4.2 million at June 30, 2026 from $4.8 million at December 31, 2025. Commercial and industrial loans increased $4.3 million, or 18.9%, to $26.8 million at June 30, 2026 from $22.5 million at December 31, 2025. Acquisition, development, and land loans increased $2.9 million, or 22.8%, to $15.8 million at June 30, 2026 from $12.9 million at December 31, 2025. Home equity loans and lines of credit increased $2.9 million, or 14.1%, to $23.6 million at June 30, 2026 from $20.7 million at December 31, 2025. Consumer loans decreased $1.0 million, or 8.1%, to $11.7 million at June 30, 2026 from $12.7 million at December 31, 2025.

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

Our ACL on loans was $3.4 million at June 30, 2026 and December 31, 2025 based upon ASU 2016-13 and its credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost, including loans, to be presented at the net amount expected to be collected, through an ACL that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires the measurement of all expected credit losses for loans held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, the ASU requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied at prior reporting dates are still permitted, though the inputs to those techniques have changed to reflect the full amount of expected credit losses. We have selected the Weighted Average Remaining Maturity Model (“WARM” or "CECL model"), for the loss calculation of each of our loan pools utilizing a third-party software application. The WARM uses a quarterly loss rate and future expectations of loan balances to calculate an ACL. A loss rate is applied to pool balances over time.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and time deposits, for both individuals and businesses. As of June 30, 2026 and December 31, 2025, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, was estimated not to exceed $121.4 million, or 26.7% of total deposits, and $107.7 million, or 22.9% of total deposits, respectively.

For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we offer the CDARS® program, which allows us to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance coverage. We receive a like amount of deposits from other participating financial institutions. In addition, we offer the ICS™ program, an insured deposit “sweep” program for demand deposits which is a product offered by IntraFi Network, LLC, which is also the provider of the CDARS® program. Similarly to the certificates of deposit’s discussed above, we receive a like amount of deposits from other financial institutions and all customer deposits are insured by the FDIC. These “reciprocal” CDARS® and ICS deposits are classified as “brokered” deposits in regulatory reports and "core" deposits in our consolidated balance sheet. At June 30, 2026 our “reciprocal” CDARS® and ICS deposits were $-0- and $10.0 million, respectively. At December 31, 2025, our “reciprocal” CDARS® and ICS deposits were $-0- and $9.1 million, respectively.

Deposits decreased $16.6 million, or 3.5%, to $454.2 million at June 30, 2026 from $470.8 million at December 31, 2025 primarily as a result of a $26.6 million decrease in retail deposits offset by a $1.8 million increase in commercial deposits. Core deposits (defined as deposits other than time deposits) increased $6.6 million, or 2.1%, to $325.5 million at June 30, 2026 from $318.8 million at December 31, 2025. As of June 30, 2026, savings deposits decreased $2.5 million, money market deposits increased $9.4 million, NOW and demand deposit accounts decreased $199,000 and time deposits decreased $23.2 million. There were $56.9 million and $69.1 million of brokered deposits included in time deposits at June 30, 2026 and December 31, 2025, respectively, and $20.2 million of brokered deposits included in savings deposits. The purchase of brokered deposits offered a lower cost alternative to advances of similar duration from the Federal Home Loan Bank. Deposits from related parties totaled $12.7 million and $10.9 million at June 30, 2026 and December 31, 2025, respectively.

Borrowings. Total borrowings from the FHLB decreased $7.5 million, or 14.3%, to $44.8 million at June 30, 2026 from $52.3 million at December 31, 2025.

Total Stockholders’ Equity. Total stockholders’ equity increased $263,000, or 0.4%, to $63.8 million at June 30, 2026 from $63.5 million at December 31, 2025. This increase was due to primarily to the recognition of $533,000 of previously unearned compensation offset by a net loss of $259,000 for the six months ended June 30, 2026.

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

Non-performing loans were $128,000 and $478,000 at June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, we had no foreclosed assets.

Comparison of Operating Results for the Three Months Ended June 30, 2026 and June 30, 2025

Net Income (Loss). Net income was $249,000 for the three months ended June 30, 2026, compared to net loss of $545,000 for the three months ended June 30, 2025, an increase of $794,000, or 145.8%. The increase was due primarily to a $256,000 increase in net interest and dividend income, a $242,000 decrease in non-interest expense and a $239,000 decrease in income tax expense during the three months ended June 30, 2026.

Interest and Dividend Income. Total interest and dividend income decreased $304,000, or 4.5%, to $6.4 million for the three months ended June 30, 2026 compared to $6.7 million for the three months ended June 30, 2025. This decrease was due to a $58,000 decrease in interest and dividend income on investments and a $246,000 decrease in interest and fees on loans.

Average interest-earning assets decreased $21.7 million to $562.0 million for the three months ended June 30, 2026 from $583.8 million for the three months ended June 30, 2025. The weighted average annualized yield on interest earning-assets decreased to 4.57% for the three months ended June 30, 2026 from 4.61% for the three months ended June 30, 2025. The weighted average annualized yield for the loan portfolio increased to 4.71% for the three months ended June 30, 2026 from 4.68% for the three months ended June 30, 2025. The weighted average annualized yield for all other interest-earning assets decreased to 4.17% for the three months ended June 30, 2026 from 4.38% for the three months ended June 30, 2025 due primarily to a decrease in market interest rates.

Interest Expense. Total interest expense decreased $560,000, or 17.0%, to $2.7 million for the three months ended June 30, 2026 from $3.3 million for the three months ended June 30, 2025. Interest expense on deposits decreased $381,000, or 14.7%, to $2.2 million for the three months ended June 30, 2026 from $2.6 million for the three months ended June 30, 2025. The average balance of interest-bearing deposits decreased $17.9 million, or 4.5%, to $381.7 million for the three months ended June 30, 2026 from $399.6 million for the three months ended June 30, 2025 primarily as a result of a decrease in the average balance of savings and time deposits offset by an increase in the average balances of NOW and demand and money market deposits. The weighted average annualized rate of interest-bearing deposits decreased to 2.32% for the three months ended June 30, 2026 from 2.60% for the three months ended June 30, 2025 primarily as a result of a decrease in market interest rates.

Interest expense on borrowings decreased $179,000 to $518,000, or 25.7%, for the three months ended June 30, 2026 from $697,000 for the three months ended June 30, 2025 primarily due to a decrease in the average balance of borrowings and a decrease in market interest rates. The average balance of borrowings decreased $12.3 million, or 20.5%, to $47.8 million for the three months ended June 30, 2026 from $60.2 million for the three months ended June 30, 2025. The weighted average annualized rate of borrowings decreased to 4.33% for the three months ended June 30, 2026 from 4.64% for the three months ended June 30, 2025.

Net Interest and Dividend Income. Net interest and dividend income increased $256,000, or 7.5%, to $3.7 million for the three months ended June 30, 2026 from $3.4 million for the three months ended June 30, 2025. This increase was due to a decrease of $30.3 million, or 6.6%, in the average balance of interest-bearing liabilities, consisting primarily of decreases in the average balances of interest-bearing deposits and borrowings offset by a decrease of $21.7 million, or 3.7%, in the average balance of interest-earning assets during the three months ended June 30, 2026. The decrease in the average balance of interest-earning assets consisted primarily of a decrease in the average balance of loans offset by an increase in the average balances of taxable and non-taxable debt securities. Annualized net interest margin increased to 2.62% for the three months ended June 30, 2026 from 2.35% for the three months ended June 30, 2025 due primarily to an increase in net interest income and a decrease in the average balance of interest-earning assets.

Provision (Release) for Credit Losses. Based on management’s analysis of the ACL, a $(6,000) release of credit losses was recorded for the three months ended June 30, 2026, compared to a $47,000 provision for credit losses for the three months ended June 30, 2025. The release of credit losses for the three months ended June 30, 2026 consisted of a $-0- provision for credit losses on loans and a $(6,000) release of credit losses for off-balance sheet credit exposures. The provision for credit losses for the three months ended June 30, 2025 consisted of a $-0- provision for credit losses on loans and a $47,000 provision for credit losses for off-balance sheet credit exposures.

Non-Interest Income. Non-interest income increased $4,000, or 0.89%, to $455,000 for the three months ended June 30, 2026 compared to $451,000 for the three months ended June 30, 2025.

Non-Interest Expense. Non-interest expense decreased $242,000, or 5.6%, to $4.1 million for the three months ended June 30, 2026 from $4.4 million for the three months ended June 30, 2025. The decrease was primarily due to a $97,000 decrease in professional fees and assessments, an $83,000 decrease in data processing, a $48,000 decrease in equity compensation expense and a $30,000 decrease in marketing offset by a $57,000 increase in salaries and employee benefits. The increase in salaries and employee benefits was due to normal salary increases.

Income Taxes. Income tax (benefit) expense decreased $239,000 to $(227,000) for the three months ended June 30, 2026 from $12,000 for the three months ended June 30, 2025. Income (loss) income before income tax (benefit) expense was $22,000 for the three months ended June 30, 2026 as compared to $(533,000) for the three months ended June 30, 2025. The income tax benefit for the three months ended June 30, 2026 was greater than statutory federal and state rates due primarily to a decrease in the deferred tax asset valuation allowance during the three months ended June 30, 2026. The income tax expense for the three months ended June 30, 2025 was less than statutory federal and state rates due primarily to an increase in the deferred tax asset valuation allowance during the three months ended June 30, 2025. Net deferred tax assets of $6.9 million and $7.2 million as of June 30, 2026 and 2025, respectively, were reduced by a 100% valuation allowance because management believes that it is more likely than not that the benefit of these deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income. The valuation allowance for these net deferred tax assets may be adjusted in the future if estimates of taxable income during the carryforward period are increased.

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

	For the Three Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$417,204	$4,908	4.71%	$440,551	$5,154	4.68%
Taxable debt securities	109,983	1,197	4.35%	108,321	1,277	4.72%
Non-taxable debt securities	27,485	200	2.91%	26,223	199	3.04%
Interest-bearing deposits with other banks	5,203	78	6.02%	5,959	44	2.93%
Federal Home Loan Bank stock	2,146	36	6.71%	2,702	49	7.26%
Total interest-earning assets	562,021	6,419	4.57%	583,756	6,723	4.61%
Non-interest-earning assets	16,394			11,811
Total assets	$578,415			$595,567
Interest-bearing liabilities:
NOW and demand deposits	$99,875	$198	0.79%	$96,580	$123	0.51%
Money market deposits	72,722	415	2.28%	68,596	469	2.73%
Savings deposits	81,672	448	2.20%	83,868	554	2.63%
Time deposits	127,451	1,153	3.62%	150,588	1,449	3.85%
Total interest-bearing deposits	381,720	2,214	2.32%	399,632	2,595	2.60%
Borrowings	47,829	518	4.33%	60,167	697	4.64%
Other	1,936	3	0.54%	2,012	3	0.56%
Total interest-bearing liabilities	431,485	2,735	2.54%	461,811	3,295	2.85%
Non-interest-bearing deposits	70,917			64,697
Other non-interest-bearing liabilities	13,365			8,331
Total liabilities	515,767			534,839
Total stockholders' equity	62,648			60,728
Total liabilities and stockholders' equity	$578,415			$595,567
Net interest income		$3,684			$3,428
Net interest rate spread (1)			2.03%			1.76%
Net interest-earning assets (2)	$130,535			$121,945
Net interest margin (3)			2.62%			2.35%
Average interest-earning assets to interest-bearing liabilities	130.25%			126.41%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee expense included in loan interest totaled $157,000 and $100,000 for the three months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended June 30, 2026 vs. 2025
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
(Dollars in thousands)
Interest-earning assets:
Loans	$(278)	$32	$(246)
Taxable debt securities	19	(99)	(80)
Non-taxable debt securities	10	(9)	1
Interest-bearing deposits with other banks	(6)	40	34
Federal Home Loan Bank stock	(9)	(4)	(13)
Total interest-earning assets	(264)	(40)	(304)
Interest-bearing liabilities:
NOW and demand deposits	4	71	75
Money market deposits	27	(81)	(54)
Savings accounts	(14)	(92)	(106)
Time deposits	(210)	(86)	(296)
Total interest-bearing deposits	(193)	(188)	(381)
Borrowings	(135)	(44)	(179)
Total interest-bearing liabilities	(328)	(232)	(560)
Change in net interest income	$64	$192	$256

Comparison of Operating Results for the Six Months Ended June 30, 2026 and June 30, 2025

Net Loss. Net loss was $259,000 for the six months ended June 30, 2026, compared to a net loss of $1.1 million for the six months ended June 30, 2025, a decrease of $889,000. The decrease was due primarily to an increase in net interest and dividend income of $591,000 and a decrease in non-interest expenses of $235,000 during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Interest and Dividend Income. Total interest and dividend income decreased $269,000, or 2.0%, to $12.9 million for the six months ended June 30, 2026 compared to $13.2 million for the six months ended June 30, 2025. This decrease was due to a $410,000 decrease in interest and fees on loans offset by a $141,000 increase in interest and dividend income on investments.

Average interest-earning assets decreased $9.1 million, to $568.3 million for the six months ended June 30, 2026 from $577.4 million for the six months ended June 30, 2025. The weighted average annualized yield on interest earning-assets decreased to 4.53% for the six months ended June 30, 2026 from 4.56% for the six months ended June 30, 2025. The weighted average annualized yield for the loan portfolio increased to 4.68% for the six months ended June 30, 2026 from 4.63% for the six months ended June 30, 2025. The weighted average annualized yield for all other interest-earning assets decreased to 4.13% for the six months ended June 30, 2026 from 4.33% for the six months ended June 30, 2025 due primarily to a decrease in market interest rates.

Interest Expense. Total interest expense decreased $860,000, or 13.1%, to $5.7 million for the six months ended June 30, 2026 from $6.5 million for the six months ended June 30, 2025. Interest expense on deposits decreased $636,000, or 12.2%, to $4.6 million for the six months ended June 30, 2026 from $5.2 million for the six months ended June 30, 2025. The average balance of interest-bearing deposits decreased $9.5 million, or 2.4%, to $386.5 million for the six months ended June 30, 2026 from $396.0 million for the six months ended June 30, 2025 primarily as a result of a decrease in the average balance of savings and time deposits offset by an increase in the average balances of NOW and demand deposits. The weighted average annualized rate of interest-bearing deposits decreased to 2.36% for the six months ended June 30, 2026 from 2.62% for the six months ended June 30, 2025 primarily as a result of a decrease in market interest rates.

Interest expense on borrowings decreased $224,000, or 16.6%, to $1.1 million for the six months ended June 30, 2026 from $1.4 million for the six months ended June 30, 2025 primarily due to a decrease in the average balance of borrowings and a decrease in market interest rates. The average balance of borrowings decreased $7.8 million, or 13.3%, to $50.8 million for the six months ended June 30, 2026 from $58.6 million for the six months ended June 30, 2025. The weighted average annualized rate of borrowings decreased to 4.44% for the six months ended June 30, 2026 from 4.61% for the six months ended June 30, 2025.

Net Interest and Dividend Income. Net interest and dividend income increased $591,000, or 8.9%, to $7.2 million for the six months ended June 30, 2026 from $6.6 million for the six months ended June 30, 2025. This increase was due to a decrease in the average balance of interest-bearing liabilities, consisting primarily of a decrease in the average balances of interest-bearing deposits and borrowings offset by a decrease in the average balance of interest-earning assets, consisting primarily of a decrease in the average balance of loans offset by an increase in the average balance of taxable debt securities during the six months ended June 30, 2026. Annualized net interest margin increased to 2.53% for the six months ended June 30, 2026 from 2.29% for the six months ended June 30, 2025 due primarily to an increase in net interest income and a decrease in the average balance of interest-earning assets.

(Release) Provision for Credit Losses. Based on management’s analysis of the ACL, a $(14,000) release of credit losses was recorded for the six months ended June 30, 2026, compared to a $47,000 provision for credit losses for the six months ended June 30, 2025. The release of credit losses for the six months ended June 30, 2026 consisted of a $-0- provision for credit losses on loans and a $(14,000) release of credit losses for off-balance sheet credit exposures. The provision for credit losses for the six months ended June 30, 2025 consisted of a $-0- provision for credit losses on loans and a $47,000 provision for credit losses for off-balance sheet credit exposures.

Non-Interest Income. Non-interest income increased $65,000, or 8.1%, to $867,000 for the six months ended June 30, 2026 compared to $802,000 for the six months ended June 30, 2025. The increase was due primarily to a $43,000 increase in customer service fees and a $22,000 increase in loan servicing fee income during the six months ended June 30, 2026.

Non-Interest Expense. Non-interest expense decreased $235,000, or 2.8%, to $8.3 million for the six months ended June 30, 2026 from $8.5 million for the six months ended June 30, 2025. The decrease was primarily due to a $152,000 decrease in professional fees and assessments, a $79,000 decrease in data processing, a $47,000 decrease in employee travel and education expenses, a $44,000 decrease in marketing and a $43,000 decrease in equity compensation expense offset by a $130,000 increase in salaries and employee benefits and a $39,000 increase in occupancy expense. The increase in salaries and employee benefits was due to normal salary increases.

Income Taxes. Income tax expense increased $63,000 to an expense of $46,000 for the six months ended June 30, 2026 from a benefit of $(17,000) for the six months ended June 30, 2025. The effective tax rate was 21.6% and (1.5)% for the six months ended June 30, 2026 and 2025, respectively. Loss before income tax expense (benefit) was $213,000 and $1.2 million for the six months ended June 30, 2026 and 2025, respectively. The income tax expense for the six months ended June 30, 2026 was greater than statutory federal and state rates due primarily to an increase in the deferred tax asset valuation allowance during the six months ended June 30, 2026. The income tax benefit and effective tax rate for the six months ended June 30, 2025 was less than statutory federal and state rates due primarily to an increase in the deferred tax asset valuation allowance during the six months ended June 30, 2025. Net deferred tax assets of $6.9 million and $7.2 million as of June 30, 2026 and 2025, respectively, were reduced by a 100% valuation allowance because management believes that it is more likely than not that the benefit of these deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income. The valuation allowance for these net deferred tax assets may be adjusted in the future if estimates of taxable income during the carryforward period are increased.

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

	For the Six Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
(Dollars in thousands)
Interest-earning assets:
Loans (4)	$416,507	$9,752	4.68%	$439,242	$10,162	4.63%
Taxable debt securities	115,964	2,579	4.45%	102,539	2,403	4.69%
Non-taxable debt securities	27,651	400	2.89%	26,861	397	2.96%
Interest-bearing deposits with other banks	5,886	78	2.66%	6,145	94	3.06%
Federal Home Loan Bank stock	2,316	77	6.65%	2,640	99	7.50%
Total interest-earning assets	568,324	12,886	4.53%	577,427	13,155	4.56%
Non-interest-earning assets	15,966			4,336
Total assets	$584,290			$581,763
Interest-bearing liabilities:
NOW and demand deposits	$100,801	$399	0.79%	$96,365	$257	0.53%
Money market deposits	69,910	788	2.25%	69,626	961	2.76%
Savings deposits	82,600	907	2.20%	84,828	1,107	2.61%
Time deposits	133,228	2,462	3.70%	145,218	2,867	3.95%
Total interest-bearing deposits	386,539	4,556	2.36%	396,037	5,192	2.62%
Borrowings	50,796	1,127	4.44%	58,596	1,351	4.61%
Other	1,737	5	0.58%	1,738	5	0.60%
Total interest-bearing liabilities	439,072	5,688	2.59%	456,371	6,548	2.87%
Non-interest-bearing deposits	69,185			63,206
Other non-interest-bearing liabilities	12,827			812
Total liabilities	521,084			520,389
Total stockholders' equity	63,206			61,374
Total liabilities and stockholders' equity	$584,290			$581,763
Net interest income		$7,198			$6,607
Net interest rate spread (1)			1.94%			1.69%
Net interest-earning assets (2)	$129,252			$121,056
Net interest margin (3)			2.53%			2.29%
Average interest-earning assets to interest-bearing liabilities	129.44%			126.53%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Net deferred fee expense included in loan interest totaled $280,000 and $242,000 for the six months ended June 30, 2026 and 2025, respectively.

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

	Six Months Ended June 30, 2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
(In thousands)
Interest-earning assets:
Loans	$(535)	$125	$(410)
Taxable debt securities	303	(127)	176
Non-taxable debt securities	12	(9)	3
Interest-bearing deposits with other banks	(4)	(12)	(16)
Federal Home Loan Bank stock	(11)	(11)	(22)
Total interest-earning assets	(235)	(34)	(269)
Interest-bearing liabilities:
NOW and demand deposits	12	130	142
Money market deposits	4	(177)	(173)
Savings deposits	(28)	(172)	(200)
Time deposits	(227)	(178)	(405)
Total interest-bearing deposits	(239)	(397)	(636)
Borrowings	(175)	(49)	(224)
Total interest-bearing liabilities	(414)	(446)	(860)
Change in net interest income	$179	$412	$591

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. As of June 30, 2026 and December 31, 2025, the aggregate amount of uninsured total deposit balances, which is the portion exceeding the $250,000 FDIC insurance limit, had an estimated value not exceeding $121.4 million, or 26.7% of total deposits, and $107.7 million, or 22.9% of total deposits, respectively. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from sales and maturities of securities. We also rely on borrowings from the FHLB and FRB as supplemental sources of funds. At June 30, 2026 and December 31, 2025, we had $44.8 million and $52.3 million outstanding in advances from the FHLB, respectively, and the ability to borrow an additional $98.2 million and $96.6 million, respectively.

At June 30, 2026 and December 31, 2025, the Bank had an overnight line of credit with the FHLB for up to $3.0 million. The Bank has a secured credit facility with the FRB – BIC Program. The Bank’s unused available borrowing capacity at the FRB was $36.7 million and $34.1 million at June 30, 2026 and December 31, 2025, respectively. Additionally, at June 30, 2026 and December 31, 2025, the Bank had a $2.0 million unsecured Fed Funds borrowing line of credit with a correspondent bank. At June 30, 2026 and December 31, 2025, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $332,000 and $422,000 for the six months ended June 30, 2026 and 2025, respectively. Net cash provided (used) by investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans and proceeds from the maturity and principal payments on securities available-for-sale, was $16.1 million and ($24.7) million for the six months ended June 30, 2026 and 2025, respectively. Net cash (used) provided by financing activities, consisting primarily of activity in deposit accounts and FHLB advances offset by treasury stock purchases, was $(24.3) million and $23.9 million for the six months ended June 30, 2026 and 2025, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of June 30, 2026. Our current strategy is to increase core deposits and utilize FHLB advances to fund loan growth.

First Seacoast Bancorp, Inc. is a separate legal entity from First Seacoast Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At June 30, 2026, the Company (on an unconsolidated basis) had liquid assets of $16.4 million.

At June 30, 2026, First Seacoast Bank exceeded all its regulatory capital requirements. See Note 12 of the unaudited consolidated financial statements appearing under Item 1 of this quarterly report. Management is not aware of any conditions or events that would change First Seacoast Bank’s categorization as well-capitalized.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of June 30, 2026 and December 31, 2025:

As of June 30, 2026:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$48,162	$(38,518)	(44.4)%	10.1%	$(560)
300 bp	57,919	(28,761)	(33.2)	11.7	(399)
200 bp	67,868	(18,812)	(21.7)	13.3	(248)
100 bp	78,172	(8,508)	(9.8)	14.7	(104)
0	86,680	—	—	15.7	—
(100) bp	93,117	6,437	7.4	16.4	64
(200) bp	95,874	9,194	10.6	16.4	67
(300) bp	95,834	9,154	10.6	16.0	27

As of December 31, 2025:

	Net Portfolio Value ("NPV")			NPV as Percent of Portfolio Value of Assets
Basis Point ("bp") Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400 bp	$43,504	$(38,040)	(46.6)%	8.8%	$(545)
300 bp	53,120	(28,424)	(34.9)	10.3	(389)
200 bp	62,978	(18,566)	(22.8)	11.8	(242)
100 bp	73,209	(8,335)	(10.2)	13.2	(100)
0	81,544	—	—	14.2	—
(100) bp	87,157	5,613	6.9	14.7	52
(200) bp	89,450	7,906	9.7	14.7	52
(300) bp	89,024	7,480	9.2	14.3	10
(400) bp	81,076	(468)	(0.6)	12.9	(133)

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

The percent changes to NPV in the +200, +300 and +400 bp changes in interest rates was -21.7%, -33.2% and -44.4%, respectively, at June 30, 2026 versus policy limits of -20.0%, -30.0% and -40.0%, respectively. These percent changes were due primarily to the continued migration of deposits during the six months ended June 30, 2026 from less interest-sensitive products such as NOW and demand deposits to products with greater interest rate sensitivity, i.e., money market and time deposits. The percent changes to NPV in the +100, +200, +300 and +400 bp changes in interest rates was -10.2%, -22.8%, -34.9% and -46.6%, respectively, at December 31, 2025 versus policy limits of -10.0%, -20.0%, -30.0% and -40.0%, respectively. These percent changes were due primarily to the migration of deposits during 2025 and 2024 from less interest-sensitive products such as NOW and interest-bearing demand deposits to products with greater interest rate sensitivity, i.e., money market deposits and time deposits. We monitor our exposure to movements in interest rates regularly and discuss the implementation of strategies we believe will mitigate the negative impact of such movements.

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our long-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our economic value of equity will decrease. Economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The Company’s economic value of equity analysis as of June 30, 2026 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 21.7% decrease in economic value of equity which was above the policy limit of 20%. At the same date, our analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Company would experience a 10.6% increase in the economic value of equity.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of June 30, 2026, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended June 30, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2026, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable, as First Seacoast Bancorp, Inc. is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

April 1, 2026 - April 30, 2026	2,475	$11.65	2,475	239,711
May 1, 2026 - May 31, 2026	—	—	—	239,711
June 1, 2026 - June 30, 2026	—	—	—	239,711
Total	2,475		2,475

On April 11, 2024, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to 507,707 shares of common stock, representing approximately 10% of shares then outstanding, which became effective on May 14, 2024. On December 12, 2024, the board of directors of the Company authorized additional stock repurchases, up to 228,858 shares of common stock, under this stock repurchase program. The additional repurchase authorization represents approximately 5% of pro forma outstanding shares assuming the repurchase of the remaining shares subject to the original authorization. The Company conducted repurchases through open market purchases, including by means of a trading plan adopted under SEC Rule 10b5-1, or in privately negotiated transactions, subject to market conditions and other factors. There was no guarantee as to the number of shares that the Company would ultimately repurchase. The program was to expire 12 months after the effective date, regardless of whether all shares had been repurchased. On February 7, 2025, the expiration date of the program was extended to December 3, 2025. On September 19, 2025, the expiration date of the program was extended to June 3, 2026. The Company discontinued the program on April 22, 2026. The Company holds repurchased shares in its treasury. As of June 30, 2026, the Company has repurchased 496,854 shares under this stock repurchase program.

There were no sales of unregistered securities during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data Files (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SEACOAST BANCORP, INC.

Date: August 7, 2026	/s/ James R. Brannen
James R. Brannen
Chief Executive Officer

Date: August 7, 2026	/s/ Richard M. Donovan
Richard M. Donovan
President and Chief Financial Officer